Form 10-Q
period 2003-09-30
CURATIVE HEALTH SERVICES INC
filed 2003-11-14
CIK 1238631

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission File Number:  000-50371

                         Curative Health Services, Inc.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                 51-0467366
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                 Identification Number)

                                150 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 232-7000

            (Address and phone number of principal executive offices)

                      -------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|

      As of November 5, 2003, there were 12,829,495 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I  Financial Information                                          Page No.
--------------------------------------------------------------------------------

Item 1  Financial Statements:

        Condensed Consolidated Income Statements                           3
            Three and Nine Months ended September, 2003 and 2002

        Condensed Consolidated Balance Sheets                              4
            September 30, 2003 and December 31, 2002

        Condensed Consolidated Statements of Cash Flows                    5
            Nine Months ended September 30, 2003 and 2002

        Notes to Condensed Consolidated Financial Statements               6

Item 2  Management's Discussion and Analysis of Financial Condition        13
            and Results of Operations

Item 3  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4  Controls and Procedures                                            20


Part II Other Information                                               Page No.
--------------------------------------------------------------------------------

Item 1  Legal Proceedings                                                  21

Item 2  Changes in Securities and Use of Proceeds                          21

Item 5  Other Information                                                  21

Item 6  Exhibits and Reports on Form 8-K                                   22

        Signatures                                                         24

Part I Financial Information

Item 1 Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                                2003            2002            2003           2002
                                             -------------------------       -------------------------
Revenues:
   Products                                  $  39,215       $  28,025       $ 127,038       $  64,849
   Services                                      7,372           8,826          22,258          26,686
                                             ---------       ---------       ---------       ---------
        Total revenues                          46,587          36,851         149,296          91,535

Costs and operating expenses:
   Cost of product sales                        27,744          19,310          90,299          46,118
   Cost of services                              3,254           3,562          10,114          11,455
   Selling, general and administrative          12,014           7,086          32,848          18,619
                                             ---------       ---------       ---------       ---------
     Total costs and operating expenses         43,012          29,958         133,261          76,192
                                             ---------       ---------       ---------       ---------

Income from operations                           3,575           6,893          16,035          15,343

Interest income                                      3               4               7              57

Interest expense                                  (661)           (393)         (1,673)           (675)
                                             ---------       ---------       ---------       ---------

Income before income taxes                       2,917           6,504          14,369          14,725

Income taxes                                     1,152           2,570           5,676           5,910
                                             ---------       ---------       ---------       ---------

Net income                                   $   1,765       $   3,934       $   8,693       $   8,815
                                             =========       =========       =========       =========

Net income per common share, basic           $     .14       $     .33       $     .70       $     .79
                                             =========       =========       =========       =========

Net income per common share, diluted         $     .13       $     .31       $     .64       $     .73
                                             =========       =========       =========       =========

Weighted average common shares, basic           12,434          11,869          12,344          11,098
                                             =========       =========       =========       =========

Weighted average common shares, diluted         14,025          12,726          13,880          12,117
                                             =========       =========       =========       =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             (Unaudited)
                                                         September 30, 2003   December 31, 2002
                                                         ------------------   -----------------
ASSETS
Current assets:
Cash and cash equivalents                                      $     995           $   2,643
Accounts receivable, net                                          43,945              36,438
Inventories                                                       10,839              12,766
Prepaids and other current assets                                  2,394               2,212
Deferred tax assets                                                3,088               2,957
                                                               ---------           ---------
         Total current assets                                     61,261              57,016

Property and equipment, net                                        6,128               3,284
Intangibles subject to amortization, net                           1,654               1,652
Intangibles not subject to amortization (trade names)                683                 636
Goodwill                                                         147,818             122,877
Other assets                                                       1,827                 979
                                                               ---------           ---------
         Total assets                                          $ 219,371           $ 186,444
                                                               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $  19,931           $  21,786
Accrued expenses                                                  11,833              11,579
Current portion of long-term liabilities                           7,916               6,102
                                                               ---------           ---------
         Total current liabilities                                39,680              39,467

Long-term liabilities                                             41,919              26,076

Stockholders' equity:
      Common stock                                                   127                 121
      Additional paid in capital                                 113,516             106,124
      Retained earnings                                           25,736              17,043
      Notes receivable - stockholders                             (1,607)             (2,387)
                                                               ---------           ---------
         Total stockholders' equity                              137,772             120,901
                                                               ---------           ---------

         Total liabilities and stockholders' equity            $ 219,371           $ 186,444
                                                               =========           =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2003           2002
                                                                         --------       --------
OPERATING ACTIVITIES:
Net income                                                               $  8,693       $  8,815
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                            1,949          1,639
   Provision for doubtful accounts                                          2,383            657
   Equity in operations of investee                                            --           (168)
   Changes in operating assets and liabilities, net of effects from
   Specialty Pharmacy acquisitions:
     Accounts receivable                                                   (8,040)        (2,409)
     Other operating assets, net                                            2,654            523
     Accounts payable and accrued expenses                                 (6,228)        (4,931)
                                                                         --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   1,411          4,126

INVESTING ACTIVITIES:
Specialty Pharmacy acquisitions, net of cash acquired                     (24,316)       (38,873)
Purchases of property and equipment                                        (4,181)          (616)
                                                                         --------       --------

NET CASH USED IN INVESTING ACTIVITIES                                     (28,497)       (39,489)

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                                   --         16,462
Stock repurchases                                                          (1,524)            --
Proceeds from exercise of stock options                                     3,940          4,238
Proceeds from repayment of notes receivable - stockholders                    780             --
Borrowing from credit facilities                                           35,610         10,000
Repayment on credit facilities                                            (13,368)            --
                                                                         --------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  25,438         30,700
                                                                         --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (1,648)        (4,663)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,643         12,264
                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    995       $  7,601
                                                                         ========       ========

SUPPLEMENTAL INFORMATION
Interest paid                                                            $  1,554       $    352
                                                                         ========       ========
Income taxes paid                                                        $  4,583       $  1,501
                                                                         ========       ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

Stock Based Compensation Plans

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." The Company adopted SFAS No. 148 effective December 31, 2002.

The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25 and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                             2003           2002           2003           2002
                                                          ---------      ---------      ---------      ---------
Adjusted net income (see Note 3)                          $   1,806      $   3,934      $   8,865      $   8,815
Deduct: Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects                1,145            970          3,470          2,394
                                                          ---------      ---------      ---------      ---------
Pro forma net income                                      $     661      $   2,964      $   5,395      $   6,421

Earnings per share:
    Basic - as reported                                   $     .14      $     .33      $     .70      $     .79
    Basic - pro forma                                           .05            .25            .44            .58

    Diluted - as reported                                 $     .13      $     .31      $     .64      $     .73
    Diluted - pro forma                                         .05            .23            .39            .53

Note 2. Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year classifications.

Note 3. Net Income per Common Share

Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing adjusted net income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted earnings per share (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   2003           2002            2003           2002
                                                                  ---------------------          ---------------------
Weighted average shares, basic                                    12,434         11,869          12,344         11,098
Effect of dilutive stock options and convertible notes             1,591            857           1,536          1,019
                                                                  ------         ------          ------         ------
Weighted average shares, diluted                                  14,025         12,726          13,880         12,117
                                                                  ======         ======          ======         ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Net Income per Common Share (continued)

Adjusted net income and net income per common share, diluted, for the three and nine months ended September 30, 2003 and 2002 were computed as follows (in thousands, except per share data):

                                                                Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                 2003         2002         2003          2002
                                                                -------      -------      -------      -------
Net income, as reported                                         $ 1,765      $ 3,934      $ 8,693      $ 8,815
Add back interest related to convertible notes, net of tax           41           --          172           --
                                                                -------      -------      -------      -------
Adjusted net income                                             $ 1,806      $ 3,934      $ 8,865      $ 8,815
                                                                =======      =======      =======      =======

Net income per common share, diluted                            $   .13      $   .31      $   .64      $   .73
                                                                =======      =======      =======      =======

Weighted average shares, diluted                                 14,025       12,726       13,880       12,117
                                                                =======      =======      =======      =======

In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three and nine months ended September 30, 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

Note 4. Specialty Pharmacy Acquisitions

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi, West Virginia and Florida. MedCare's primary product line is Synagis(R) for the prevention of respiratory syncytial virus, while other product lines include growth hormone and hemophilia clotting factor. The purchase price for MedCare was $6.6 million, of which $5.5 million was paid in cash, $.6 million in cash was placed into escrow for purposes of providing for any indemnifications due to the Company and $.5 million in cash which was withheld pending delivery of agreed-upon working capital. In May 2003, the working capital agreement was settled and in July 2003, approximately $.2 million out of the $.5 million in cash withheld was paid to the former shareholder, which effectively reduced the purchase price to $6.3 million. The Company acquired approximately $1.8 million of MedCare's assets, including $1.5 million in accounts receivable and $.3 million in inventory. The Company also assumed $1.6 million of MedCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $6.1 million, consisting of approximately $.3 million in covenants not to compete, which are being amortized over three years from the date of acquisition, and goodwill of approximately $5.8 million, which is not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a formal valuation.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Pharmacy Acquisitions (continued)

On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. ("All Care"), a Louisiana-based Synagis(R) pharmacy. The purchase price of All Care was $2.1 million, of which $1.0 million was paid in cash at closing and $1.1 million was paid in cash in July 2003 which consisted of approximately $.8 million paid to the sellers and approximately $.3 million to be held in escrow for 18 months until indemnifications rights under the purchase agreement expire. The Company acquired approximately $.7 million of All Care's assets, including $.6 million in accounts receivable, $.06 million in inventory and $.04 million in fixed assets. The Company also assumed $.1 million of All Care's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $1.5 million, consisting of approximately $.05 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $1.4 million, respectively, which are not being amortized for book purposes per SFAS No. 142. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a formal valuation.

On June 10, 2003, the Company acquired certain assets of Prescription City, Inc. ("Prescription City"), a Spring Valley, NY, specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. Prescription City's service area includes southern New York and some areas of northeastern Pennsylvania. Drug therapies provided by Prescription City include chemotherapy, HIV/AIDS drugs, Synagis(R), intravenous immune globulins ("IVIG"), pain management and Remicade(R). The purchase price for Prescription City was $17.5 million, of which $16.5 million was paid in cash and $1.0 million in a one-year note bearing interest at a rate of three percent and maturing on June 9, 2004. The Company acquired approximately $.4 million of Prescription City's inventory, none of its accounts receivables and assumed none of its liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $17.1 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $17.0 million, respectively, which are not being amortized for book purposes per SFAS No. 142. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a formal valuation.

The acquisitions of MedCare, All Care and Prescription City were consummated for purposes of expanding the Company's Specialty Pharmacy business and were accounted for using the purchase method of accounting. The accounts of MedCare, All Care and Prescription City and related goodwill are included in the accompanying condensed consolidated balance sheets, and the operating results are included in the accompanying condensed consolidated income statements from the dates of acquisition.

Unaudited pro forma amounts for the three and nine months ended September 30, 2003 and 2002, assuming the MedCare, All Care and Prescription City acquisitions had occurred on January 1, 2002, are as follows (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Pharmacy Acquisitions (continued)

                                     Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                     2003          2002          2003          2002
                                   --------      --------      --------      --------
Revenues                           $ 46,587      $ 42,125      $162,499      $124,010
Net income                         $  1,765      $  4,431      $ 10,500      $ 13,704
Net income per share, diluted      $    .13      $    .35      $    .76      $   1.08

The pro forma operating results shown above are not necessarily indicative of operations in the periods following the acquisitions. The unaudited pro forma operating results include the results of Apex Therapeutic Care, Inc. ("Apex") and Infinity Infusion Care, Inc. ("Infinity") as if the Apex and Infinity acquisitions, which occurred on February 28, 2002 and June 28, 2002, respectively, had occurred on January 1, 2002.

Note 5. Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services business unit, the Company contracts with insurance companies and other payors to provide direct to patient distribution of, and other support services, including the provision or coordination of injection or infusion services related to, biopharmaceutical and pharmaceutical products, including Synagis(R) for the prevention of respiratory syncytial virus. Revenues from Synagis(R) sales for the three and nine months ended September 30, 2003 were approximately $.5 million and $18.8 million, respectively. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. The Company evaluates segment performance based on income from operations. At and for the three months ended September 30, 2003, management estimates that corporate general and administrative expenses allocated to the reportable segments are 62 percent for Specialty Pharmacy Services and 38 percent for Specialty Healthcare Services. At and for the nine months ended September 30, 2003, management estimates that corporate general and administrative expenses allocated to the reportable segments are 58 percent for Specialty Pharmacy Services and 42 percent for Specialty Healthcare Services. Such allocations are not necessarily indicative of costs that would be absorbed or eliminated in the event of a sale of the Specialty Healthcare Services business which the Company is currently exploring. Intercompany transactions are eliminated to arrive at consolidated totals.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information (continued)

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                            At and for the three months ended September 30, 2003
                            ----------------------------------------------------
                               Specialty         Specialty
                               Pharmacy          Healthcare           Total
                               ---------         ----------          --------
Revenues                       $ 39,215           $  7,372           $ 46,587
Income from operations         $  3,027           $    548           $  3,575
Total assets                   $195,914           $ 23,457           $219,371

                            At and for the three months ended September 30, 2002
                            ----------------------------------------------------
                               Specialty         Specialty
                               Pharmacy          Healthcare           Total
                               ---------         ----------          --------
Revenues                       $ 28,025           $  8,826           $ 36,851
Income from operations         $  4,498           $  2,395           $  6,893
Total assets                   $132,182           $ 37,114           $169,296

                             At and for the nine months ended September 30, 2003
                            ----------------------------------------------------
                               Specialty         Specialty
                               Pharmacy          Healthcare           Total
                               ---------         ----------          --------
Revenues                       $127,038           $ 22,258           $149,296
Income from operations         $ 13,669           $  2,366           $ 16,035
Total assets                   $195,914           $ 23,457           $219,371

                             At and for the nine months ended September 30, 2002
                            ----------------------------------------------------
                               Specialty         Specialty
                               Pharmacy          Healthcare           Total
                               ---------         ----------          --------
Revenues                       $ 64,849           $ 26,686           $ 91,535
Income from operations         $  9,063           $  6,280           $ 15,343
Total assets                   $132,182           $ 37,114           $169,296

The change in the total assets for Specialty Healthcare business to $23.5 million at September 30, 2003 from $37.1 million at September 30, 2002 is the result of the pushdown of goodwill, resulting from the Company's Specialty Pharmacy acquisitions, to the Specialty Pharmacy business.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Employee and Facility Termination Costs

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded a charge of $1.6 million related to this activity.

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation, which are included in Selling, General and Administrative expenses on the accompanying condensed consolidated income statements at and for the three and nine months ended September 30, 2003 (in thousands):

                                            At and for the three months ended September, 30, 2003
                                        --------------------------------------------------------------
                                        Beginning       Costs Charged      Costs Paid or        Ending
                                         Balance          to Expense     Otherwise Settled     Balance
                                         -------          ----------     -----------------     -------
    Employee termination costs            $  132            $   --            $   93            $   39
    Facility termination costs               541                --                50               491
                                          ------            ------            ------            ------
                                          $  673            $   --            $  143            $  530

                                             At and for the nine months ended September, 30, 2003
                                        --------------------------------------------------------------
                                        Beginning       Costs Charged      Costs Paid or        Ending
                                         Balance          to Expense     Otherwise Settled     Balance
                                         -------          ----------     -----------------     -------
    Employee termination costs            $   --            $  871            $  832            $   39
    Facility termination costs                --               759               268               491
                                          ------            ------            ------            ------
                                          $   --            $1,630            $1,100            $  530

Note 7. Changes in Capital Structure

During the first nine months of 2003, the Company had the following significant changes in capital structure:

Repurchase of Common Stock. On January 29, 2003, the selling shareholder of Hemophilia Access, Inc. ("HAI") exercised a put option right under the Stock Purchase Agreement of HAI, requiring the Company to repurchase shares issued to acquire HAI. The Company repurchased 97,070 of such shares of common stock for approximately $1.5 million.

Notes Converted into Common Stock. In July 2003, certain selling shareholders of Infinity exercised their rights under convertible notes and converted approximately $4.9 million of such notes into 300,389 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company"), through its two business units, Specialty Pharmacy Services and Specialty Healthcare Services, seeks to deliver high-quality results and exceptional patient satisfaction for patients experiencing serious or chronic medical conditions.

In its Specialty Pharmacy operations, the Company purchases various pharmaceutical products, including both biopharmaceuticals (biological products, e.g., hemophilia factor and intravenous immune globulins, or IVIG), as well as pharmaceuticals (i.e., MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R)), from suppliers to provide direct-to-patient distribution of, education about, reimbursement and other support services, including injection or infusion services, related to these biopharmaceutical and pharmaceutical products. The Company's Specialty Pharmacy Services revenues are derived primarily from fees paid by insurance companies and other payors for the purchase and distribution of these biopharmaceuticals and pharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy Services operations, the Company provides biopharmaceutical and pharmaceutical product distribution and support services under contract with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical and pharmaceutical products distributed and the injection and infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, respiratory syncytial virus, immune system disorders, cancer and chemotherapy, rheumatoid arthritis, hepatitis C, multiple sclerosis and growth hormone deficiency. As of September 30, 2003, the Specialty Pharmacy Services business unit had approximately 306 payor contracts and 22 retail pharmacy contracts. The Special Pharmacy Services business unit operates in at least 40 states.

The period-to-period comparability of the Company's financial statements is affected by its acquisition activity. The Company entered the Specialty Pharmacy Services business with its acquisition of eBioCare.com, Inc. ("eBioCare") in March 2001, which was its first acquisition of a specialty pharmacy services business. Since then, the Company has completed ten specialty pharmacy acquisitions (including the acquisition of eBioCare).

The following provides approximate percentages of Specialty Pharmacy Services' patient revenues for the nine months ended September 30, 2003 and for the year ended December 31, 2002:

                                      September 30,      December 31,
                                           2003              2002
                                      -------------      ------------

           Private Payors                 42.8%             37.1%
           Medicaid                       50.2%             54.1%
           Medicare                        7.0%              8.8%

The decrease in the percentage of the Company's revenues from Medicaid payors and the increase in the percentage of its revenues from private payors for the nine months ended September 30, 2003 compared to the year ended December 31, 2002 is the result of increased sales of Synagis(R).

The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enable the Company to provide patient-specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center programs with hospitals: a management model and an "under arrangement" model. The Company is currently exploring the possible sale of this business. The Company's Wound Care Center network consists of approximately 86 out patient clinics located on or near campuses of acute care hospitals in 28 states.

In the management model, Specialty Healthcare Services provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Specialty Healthcare Services provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Specialty Healthcare Services offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center programs. As of September 30, 2003, the Company had 79 management and seven "under arrangement" Wound Care Center programs.

In August 2003, the Company effected a holding company reorganization in which each share of the registrant's outstanding common stock was deemed to have been exchanged for one share of common stock in a newly formed corporation (the "new holding company"). Pursuant to Section 302A.626 (subd. 7) of the Minnesota Business Corporation Act, the articles of incorporation, bylaws and name of the new holding company, and the authorized capital stock of the new holding company (including the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof) are all consistent with those of the registrant as it existed prior to the reorganization. In addition, the directors and executive officers of the new holding company are the same individuals who were directors and executive officers, respectively, of the registrant prior to the reorganization. The terms "Curative" and the "Company" as used in this report refer, for periods prior to the reorganization, to the corporation that was the registrant prior to the reorganization, and, for periods after the reorganization, to the new holding company.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Revenue recognition. Specialty Pharmacy Services' revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office. Specialty Healthcare Services' revenues are recognized after the management services are rendered and are billed monthly in arrears.

Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of September 30, 2003, the Company's reserve for accounts receivable was approximately 7.2 percent of total receivables.

Inventories: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balances at September 30, 2003 are reasonably accurate, the Company cannot assure that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets: The Company has approximately $3.1 million in deferred tax assets as of September 30, 2003 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and intangibles: Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships, covenants not to compete and trademarks. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Results of Operations

Revenues. The Company's revenues for the third quarter of 2003 increased 26 percent to $46.6 million compared to $36.9 million for the third quarter of the prior fiscal year. For the first nine months of 2003, revenues increased 63 percent to $149.3 million from $91.5 million for the same period in 2002. The increase in revenues is the result of the Specialty Pharmacy acquisitions the Company completed in 2003 and 2002, as well as internal growth in hemophilia products, offset by a reduction in service revenues in the Specialty Healthcare business unit.

Product revenues, attributable entirely to the Specialty Pharmacy Services business unit, increased $11.2 million, or 40 percent, to $39.2 million in the third quarter of 2003 from $28.0 million in the third quarter of 2002. For the third quarter of 2003, product revenues included $28.3 million of hemophilia related products, $4.9 million in IVIG and infusables sales, $3.7 million in Oncology sales, $.5 million in Synagis(R) sales and $1.8 million of other injectable products. For the same period in 2002, product revenues included $23.4 million of hemophilia related products, $3.5 million in IVIG and infusables and $1.1 million of other injectable products. For the first nine months of 2003, product revenues increased $62.2 million, or 96 percent, to $127.0 million compared to $64.8 million for the same period in 2002. For the first nine months of 2003, product revenues included $85.5 million of hemophilia related products, $13.6 million in IVIG and infusables sales, $4.6 million in Oncology sales, $18.8 million in Synagis(R) sales and $4.5 million of other injectable products. For the same period in 2002, product revenues included $55.9 million of hemophilia related products, $4.8 million in IVIG and infusables and $4.1 million of other injectable products. The increases in revenues for the three and nine months ended September 30, 2003 compared to the same periods in 2002 are primarily the result of growth of hemophilia patient related revenues and the inclusion of Synagis(R), IVIG and infusable revenues and Oncology sales as the result of the Specialty Pharmacy acquisitions completed in 2003 and 2002. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 16 percent to $7.4 million in the third quarter of 2003 from $8.8 million in the third quarter of 2002. For the first nine months of 2003, service revenues decreased 17 percent to $22.3 million compared to $26.7 million for the same period in 2002. The service revenues decreases of $1.5 million for the third quarter 2003 and $4.4 million for the first nine months of 2003 are attributable to the operation of 86 Wound Care Center programs at the end of the third quarter of 2003 as compared to 97 at the end of the third quarter of 2002 as the result of contract terminations. For the third quarter of 2003, the Company signed five new Wound Care Management contracts and had three contracts terminated. For the first nine months of 2003, the Company signed nine new contracts and had nine contracts terminated. Program terminations by client hospitals have been effected for reasons such as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue. The Company is currently exploring the possibility of a sale of the Specialty Healthcare Services business unit.

Cost of Product Sales. Cost of product sales, attributable entirely to the Specialty Pharmacy Services business unit, increased 44 percent to $27.7 million in the third quarter 2003 from $19.3 million in the third quarter of 2002. For the first nine months of 2003, cost of product sales increased 96 percent to $90.3 million compared to $46.1 million for the same period in 2002. The increases of $8.4 million for the third quarter of 2003 and $44.2 million for the first nine months of 2003 are attributable to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions completed in 2003 and 2002. As a percentage of product sales, cost of product sales for the third quarter of 2003 was 71 percent compared to 69 percent for the same period in 2002. For the first nine months of 2003, cost of product sales as a percentage of product revenue was flat at 71 percent compared to the first nine months of 2002.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased nine percent to $3.3 million in the third quarter of 2003 from $3.6 million in the third quarter of 2002. For the first nine months of 2003, cost of services decreased 12 percent to $10.1 million compared to $11.5 million for the same period in 2002. The decreases of $.3 million for the third quarter and $1.3 million for the first nine months of 2003 compared to the same periods in 2002 are attributable to reduced staffing and operating expenses related to the operation of 86 programs at the end of the third quarter of 2003 as compared to 97 programs operating at the end of the third quarter of 2002. As a percentage of service revenues, cost of services for the third quarter of 2003 was 44 percent compared to 40 percent for the same period in 2002. This increase is primarily attributable to the decline in service revenues. For the first nine months of 2003, cost of services as a percentage of service revenues was 45 percent compared to 43 percent for the same period in 2002.

Selling, General and Administrative. Selling, general and administrative expenses increased $4.9 million, or 70 percent, to $12.0 million for the third quarter of 2003 from $7.1 million for the same period in 2002. For the third quarter of 2003, selling, general and administrative expenses consisted of $4.4 million related to the Specialty Pharmacy Services business, $1.2 million related to the Specialty Healthcare Services business, $4.6 million related to corporate services and $1.8 million in charges, including $.7 million in costs associated with a convertible note offering not completed, $.5 million in severance costs related to the terminations of certain executives during the quarter, $.3 million in costs related to an acquisition not completed and $.3 million in additional costs for the previously disclosed corporate legal structure reorganization. The increase of $4.9 million is primarily due to an increase of $1.7 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions completed in 2003 and 2002, increased costs of $1.4 million related to additional corporate staff to support these acquisitions and the $1.8 million in charges.

For the first nine months of 2003, selling general and administrative expenses increased $14.2 million, or 76 percent, to $32.8 million from $18.6 million for the same period in 2002 and consisted of $12.7 million related to the Specialty Pharmacy Services business, $3.5 million related to the Specialty Healthcare Services business, $11.3 million related to corporate services and $5.3 million in charges. The $5.3 million in charges included $.7 million in costs associated with a convertible note offering not completed, $.5 million in severance costs related to the terminations of certain executives, $.3 million in costs related to an acquisition not completed and $.3 million in additional costs for the corporate legal structure reorganization (recorded in the third quarter of 2003); $.8 million in charges for early termination of the Company's previous credit line and legal and other costs associated with the corporate legal structure reorganization (recorded in the second quarter of 2003); and $2.7 million related to the Company's consolidation of its pharmacy operations in California and other costs associated with the settlement of executive departures in March 2002 (recorded in the first quarter of 2003). The increase of $14.2 million is primarily due to an increase of $6.6 million of Specialty Pharmacy Services expenses attributable to the Specialty Pharmacy acquisitions completed in 2003 and 2002, increased costs of $2.0 million related to additional corporate staff to support these acquisitions, $.3 million attributable the Specialty Healthcare business and the $5.3 million in charges.

As a percentage of revenues, selling, general and administrative expenses were 26 percent in the third quarter of 2003 compared to 19 percent for same period in 2002, and 22 percent for the first nine months of 2003 compared to 20 percent for the same period in 2002.

Net Income. Net income was $1.8 million, or $.13 per diluted share, in the third quarter of 2003 compared to $3.9 million, or $.31 per diluted share, in the third quarter of 2002. For the first nine months of 2003, net income was $8.7 million, or $.64 per diluted share, compared to net income of $8.8 million, or $.73 per diluted share, for the same period in 2002. The decreases in earnings of $2.2 million for the third quarter of 2003 and $.1 million for the first nine months of 2003 are primarily attributable to the charges of $1.8 million and $5.3 million for the third quarter and first nine months of 2003, respectively, the costs related to hiring a sales force for the Specialty Pharmacy business unit and corporate hires to support acquisition growth.

Liquidity and Capital Resources

Working capital was $21.6 million at September 30, 2003 compared to $17.5 million at December 31, 2002. Total cash and cash equivalents as of September 30, 2003 was $1.0 million. The ratio of current assets to current liabilities was 1.5:1 at September 30, 2003 and 1.4:1 at December 31, 2002.

Cash flows provided by operating activities for the nine months ended September 30, 2003 totaled $1.4 million, primarily attributable to the $8.7 million in net income, $1.9 million in depreciation and amortization, a decrease of $2.7 million in other operating assets, net, offset by an increase of $5.7 million in accounts receivable, net, and a decrease of $6.2 million in accounts payable and accrued expenses of which approximately $4.0 million was in payments made related to the $5.3 million in charges incurred in the first nine months of 2003.

Cash flows used in investing activities totaled $28.5 million attributable to $25.8 million used in the acquisitions completed during the first nine months of 2003 and $4.2 million used in fixed asset purchases, offset by $1.5 million in proceeds received from accounts receivable, indemnification and other claims related to the purchases of eBioCare and Apex, transactions which were recorded as purchase price adjustments in the first quarter of 2003.

Cash flows provided by financing activities totaled $25.4 million, attributable to proceeds of $35.6 million in borrowings from the Company's credit facilities, $3.9 million in proceeds from the exercise of stock options and $.8 million in proceeds from repayment of notes receivable - stockholders, offset by $1.5 million of cash used for the repurchase of stock used in the purchase of HAI and $13.4 million used in repayments of debt obligations.

For the first nine months of 2003, the Company experienced a net increase in accounts receivable of $7.5 million attributable to the growth in revenues and an increase in accounts days outstanding. Days sales outstanding were 88 days as of September 30, 2003, as compared to 62 days at December 31, 2002. At September 30, 2003, days sales outstanding for the Specialty Pharmacy Services business were 93 days and 63 days for the Specialty Healthcare business. The Company has significant receivables from the State of California Medicaid Program, Medi-Cal, and experienced an increase in receivable days outstanding from Medi-Cal by approximately four days and 26 days for the three and nine months ended September 30, 2003, respectively. The State of California has experienced large budget deficits, and this has seemingly caused this increase in days sales outstanding.

As of September 30, 2003, the Company's current portion of long-term liabilities of $7.9 million included $4.0 million representing the current portion of the Company's borrowings from its commercial lender, $2.0 million representing the current portion of the Department of Justice ("DOJ") obligation, $.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002 and $1.0 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. As of September 30, 2003, the Company's long-term liabilities of $41.9 million included $2.5 million related to the DOJ obligation, a $2.4 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex, $1.2 million in convertible notes payable related to the purchase of Infinity in June 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002 and $32.8 million in borrowed funds from the Company's commercial lender.

The Company's current portion of long-term liabilities and long-term liabilities increased $17.7 million to $49.8 million as of September 30, 2003 compared to $32.2 million as of December 31, 2002. The increase is due to cash used of $25.2 million for the acquisitions of MedCare, All Care and certain assets of Prescription City during the first nine months of 2003, for which the Company drew upon its credit facilities.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of September 30, 2003, the Company has a $4.5 million obligation, payable over approximately three years, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $45.3 million payable over various periods through 2007. The Company expects that, based on its current business plan, its expected operating cash flow and existing credit facilities will be sufficient to meet working capital needs and a minimal number of acquisitions. Any acquisitions of substantial size will require the Company to either increase its credit facilities, issue equity or offer some combination of both debt and equity.

In July 2003, certain selling shareholders of Infinity exercised their right under the convertible notes and converted approximately $4.9 million of the notes into 300,389 shares of the Company's common stock.

Credit Facility

In June 2003, the Company completed a new senior secured credit facility with GE Capital. Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15 million, of which it can utilize up to $5 million as a letter of credit subfacility and up to $5 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20 million secured term loan which was subsequently increased to $25 million, for a total facility of $40 million. As of September 30, 2003, the Company had $36.9 million outstanding against these facilities. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation and to finance its acquisition of certain assets of Prescription City, Inc. If GE Capital, using its best efforts, is able to syndicate this credit facility with other lenders, then funds available to the Company under the credit facility may be increased by up to $45 million to fund future acquisitions.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or those described in Exhibit 99.1 to this Form 10-Q and other factors described in the Company's future filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolios. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company does not expect any material loss with respect to its investment portfolio or exposure to market risks associated with interest rates.

Item 4. Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

During the quarter ended September 30, 2003, there has been no change in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect, its internal controls over financial reporting.

Curative Health Services, Inc. and Subsidiaries

Part II Other Information

Item 1. Legal Proceedings

In the normal course of its business, the Company may be involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to the Company's operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

(c)(i)      Holding Company Reorganization

            In August 2003, the Company completed a holding company reorganization in which each share of common stock outstanding prior to the reorganization was exchanged, on a share for share basis, for one share of common stock of the new holding company. As a result, each shareholder of the Company prior to the reorganization became the owner of an identical number of shares of common stock of the new holding company after the reorganization. Additionally, each option to purchase shares of common stock outstanding prior to the reorganization was automatically converted into an option to purchase, upon the same terms and conditions, an identical number of shares of the new holding company's common stock.

            The conversion of shares of capital stock occurred without an exchange of certificates. Accordingly, the certificates formerly representing shares of capital stock outstanding prior to the reorganization are deemed to represent the same number of shares of capital stock in the new holding company. The exchange of shares was effected without registration under the Securities Act in reliance on Section 3(a)(9) of that Act as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

(c)(ii)     Conversion of Notes

            In July 2003, the Company issued an aggregate of 300,389 shares of common stock upon the conversion of $4.9 million of convertible notes held by certain former shareholders of Infinity Infusion Care Ltd. which was acquired by the Company in June 2002. The issuance of the shares was effected without registration under the Securities Act in reliance on Section 3(9) of that Act as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 5.   Other Information

On November 5, 2003, the Company issued a press release reporting that a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at its recently acquired Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that the Company is not a target of the investigation.

The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. While the search warrant did result in billing and related records being removed temporarily from the premises, the pharmacy continues to operate and serve patient needs. The Company intends to cooperate fully with the U.S. Attorney's Office in its investigation.

Based on information known to date, the Company has terminated Paul Frank, the former principal shareholder of Prescription City. The Company also has placed two other employees on administrative leave. The Company has also hired outside counsel in connection with this investigation.

Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. On behalf of its shareholders, the Company will review and, if appropriate, pursue all remedies available under the purchase agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 2.1 Plan of Merger, dated as of August 15, 2003, by and among Curative Health Services, Inc., Curative Holding Co., and Curative Health Services Co. (incorporated by reference to
                      Exhibit 2.1 of Form 8-K dated August 19, 2003, of Curative Health Services, Inc., the predecessor company)

      Exhibit 3.1 Amended and Restated Articles of Incorporation of Curative Health Services, Inc. (incorporated by reference to
                      Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2003)

      Exhibit 3.2 By-Laws of Curative Health Services, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2003)

      Exhibit 4.1 Rights Agreement, dated as of October 25, 1995, by and between Curative Health Services, Inc. and Wells Fargo Bank Minnesota, N.A. as Rights Agent (incorporated by reference to Exhibit 4 of Form 8-K dated November 8, 1995, of Curative Health Services, Inc., the predecessor company)

      Exhibit 10.1 Employment agreement dated as of September 2, 2003 between Anne Bruce and Company

      Exhibit 10.2 Second Amendment to Credit Agreement, made and entered into as of October 10, 2003, among General Electric Capital Corporation and the Company and the related Term Note

      Exhibit 10.3 Form of Acknowledgment Relating to Employment Agreement, dated as of June 3, 2003, executed by John C. Prior

      Exhibit 10.4 Form of Acknowledgment of Assignment of Employment Agreement, dated as of June 3, 2003, executed by Joseph L. Feshbach, William C. Tella, Thomas Axmacher and Nancy F. Lanis

      Exhibit 10.5 Form of Amendment to and Second Acknowledgment Relating to Employment Agreement, dated as of August 19, 2003, executed by John C. Prior

      Exhibit 10.6 Form of Amendment to and Second Acknowledgment of Assignment of Employment Agreement, dated as of August 19, 2003, executed by Joseph L. Feshbach, William C. Tella, Thomas Axmacher and Nancy F. Lanis

      Exhibit 10.7 Form of Acknowledgment of Limitations on Exercise of Stock Options, dated as of June 3, 2003, executed by Timothy I. Maudlin, Gerard Moufflet, Lawrence P. English, Paul S. Auerbach and Daniel E. Berce

      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.1    Cautionary Statements

      The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 percent of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b)   Form 8-K

      Form 8-K/A filed July 9, 2003, reporting under Item 7 to amend and revise
      Item 7 in the Company's Form 8-K filed July 2, 2002 to include required historical and pro forma financial information of Infinity Infusion Care, Inc. which was omitted from the report as initially filed.

      Form 8-K filed July 31, 2003, furnishing under Item 12 on the press release announcing the Company's results of operations and financial condition for the completed fiscal quarter ended June 30, 2003.

      Form 8-K filed on August 19, 2003 by the entity that was the registrant prior to the holding company reorganization, to (i) report under Item 5 Company's formation of a new public holding company, Curative Health Services, Inc., and completion of a holding company reorganization, and
      (ii) file under Item 7 a copy of the Plan of Merger for the reorganization.

      Form 8-K filed on August 19, 2003 by the entity that became the registrant after the holding company reorganization (i.e., the new public holding company), to (i) report under Item 5 Company's formation of a new public holding company, Curative Health Services, Inc., and completion of a holding company reorganization, and (ii) file under Item 7 copies of the Plan of Merger for the reorganization, the Articles of Incorporation and Bylaws of the new holding company, and the Rights Agreement dated as of October 25, 1995 between the Company and Wells Fargo Bank Minnesota, N.A. as Rights Agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

                                        Curative Health Services, Inc.
                                        (Registrant)


                                         /s/ Joseph Feshbach
                                         ---------------------------------------
                                            Joseph Feshbach
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)


                                        /s/ Thomas Axmacher
                                         ---------------------------------------
                                            Thomas Axmacher
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)