Form 10-K
period 2003-12-31
CURATIVE HEALTH SERVICES INC
filed 2004-03-15
CIK 1238631

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

(Mark One)

      |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

                                       OR

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-50371

                         Curative Health Services, Inc.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                             51-0467366
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                                150 Motor Parkway
                            Hauppauge, New York 11788
                    (Address of principal executive offices)

                                 (631) 232-7000
              (Registrant's telephone number, including area code)

                    Internet Website: http://www.curative.com

          Securities registered pursuant to section 12(b) of the Act:
                                      None

          Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes |X| No |_|

      The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2003, was approximately $187 million (based on the last sale price of such stock as reported by the Nasdaq National Market).

      As of March 1, 2004, there were 12,831,288 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2004.

================================================================================

                                     PART I

Item 1. Business

BUSINESS OF CURATIVE HEALTH SERVICES, INC.

Overview

Curative, through its two business units, Specialty Pharmacy Services and Specialty Healthcare Services, seeks to deliver high-quality care and clinical results that result in high patient satisfaction for patients experiencing serious or chronic medical conditions. Our Specialty Pharmacy Services business unit provides biopharmaceutical products to patients with chronic and critical disease states and related clinical services to assist these patients with their intensive disease management needs. Through the Specialty Pharmacy Services business unit, we purchase various biopharmaceutical products from suppliers and then contract with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of these products. In addition to distribution, we also provide other support services, including education, reimbursement and provision or coordination of injection or infusion services, related to these biopharmaceutical products. The biopharmaceutical products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, respiratory syncytial virus ("RSV"), cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis and growth hormone deficiency. Examples of biopharmaceuticals products used by Curative's patients include hemophilia clotting factor and intravenous immune globulins, MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R). As of December 31, 2003, we had
306 payor contracts and 20 retail pharmacy contracts and operated in at least
40 states. Our Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers our products via overnight mail or courier and through our retail pharmacies.

Our Specialty Healthcare Services business unit is a leading disease management company in chronic wound care management. Our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. Our Wound Management Program(TM) consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. Our treatment procedures are designed to achieve positive results for wound healing based on our significant experience in the field. We maintain a proprietary database of patient results that we have collected since 1988 containing over 440,000 patient cases. Our treatment procedures, which are based on our extensive patient data, have allowed us to achieve an overall rate of healing of approximately 85% for patients completing therapy. As of December 31, 2003, our Wound Care Center network consisted of 86 outpatient clinics located on or near campuses of acute care hospitals in approximately 30 states.

We have entered into a definitive agreement to acquire the capital stock of Critical Care Systems, Inc. ("CCS"), a leading national provider of specialty infusion pharmaceuticals and comprehensive clinical services, for a total consideration of approximately $150.0 million in cash. The transaction is subject to approval by applicable governmental regulatory agencies. Approval for this transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was received on March 8, 2004. We expect to close the acquisition in April 2004. We expect to fund the purchase price, repayment of certain existing indebtedness of CCS and related fees and expenses with $165.0 million of senior unsecured notes to be issued through a private placement. We have also received a $165.0 million bridge financing commitment from UBS Loan Finance LLC, which will be used in the event the notes are not issued. In addition, GE Healthcare Financial Services has committed to expanding and refinancing our existing credit facility to a $60.0 million senior secured credit facility to support the acquisition and our future working capital needs. The commitments are subject to customary conditions. See "Business of CCS" below for further information about CCS.

We were incorporated in the State of Minnesota in 1984 under the name Curatech, Inc. We changed our name to Curative Technologies, Inc. in March, 1990, and to Curative Health Services, Inc. in June, 1996. In August 2003, we effected a reorganization in which we converted our operations to a holding company structure. Our principal executive offices are located at 150 Motor Parkway, Hauppauge, New York 11788, telephone number (631) 232-7000.

Specialty Pharmacy Services Business Unit

Our Specialty Pharmacy Services business unit provides high cost, injectable or infusable biopharmaceutical products to patients with chronic health conditions for which there is no known cure and to patients with critical disease states. The services provided by our Specialty Pharmacy Services business unit include patient education and instruction regarding the administration of their medications, monitoring of patient compliance with suppliers' guidelines, specialized delivery services, including refrigerated delivery, overnight mail or courier delivery services, patient and community advocacy and reimbursement services for or on behalf of patients, retail pharmacies and payors.

Our Specialty Pharmacy Services business unit purchases biopharmaceutical products from suppliers and then contracts with insurance companies and other payors to provide direct-to-patient distribution, injection or infusion services and education about such products. In addition, we offer or coordinate injection or infusion services for patients with respiratory syncytial virus and immune system disorders. Our Specialty Pharmacy Services revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceuticals and for the injection or infusion services provided. In addition, as part of our Specialty Pharmacy Services operations, we provide biopharmaceutical product distribution and support services under contracts with retail pharmacies for which we receive product supply and related service fees. Financial information with respect to the Specialty Pharmacy Services business unit, including information concerning revenues, operating profit and total assets may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note N to our consolidated financial statements included elsewhere in this memorandum.

Specialty Pharmacy Services - Disease Markets and Products

The specialty pharmacy industry has developed as the approval of new biopharmaceutical and pharmaceutical products has expanded. These specialty products require temperature sensitive storage and delivery, patient education, training and monitoring in their proper use and require the patient to inject or infuse the product. The principal patient disease states we service are hemophilia, immune system disorders, RSV, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis and growth hormone deficiency. The biopharmaceutical products we provide and the injection or infusion services we offer to treat these diseases are costly, require special dispensing and temperature sensitive delivery and are administered by the patient or by a nurse or physician through injections or infusions. A discussion of the disease states we service and products we offer follows.

Hemophilia. Hemophilia is a genetically inherited and currently incurable bleeding disorder resulting from a deficiency in the bloodstream of a plasma protein, called factor, which helps the blood to clot. These blood-clotting factors are essential in helping to cease the bleeding after a cut or injury and preventing spontaneous bleeding. There are two types of hemophilia: hemophilia A and hemophilia B. Hemophilia A, which represents approximately 80% of the hemophiliac population, is the result of a deficiency of factor VIII, while hemophilia B is the result of a deficiency of factor IX. The greater the deficiency of these plasma proteins, the greater the severity of the disease, measured as mild, moderate or severe.

It is estimated that there are 20,000 to 25,000 persons, predominantly male, in the United States that suffer from hemophilia and that 60% suffer from a severe form of the disease. Treatment of hemophilia involves intravenously infusing the missing clotting factor in order to replace deficient proteins. The two types of clotting factor currently available include non-recombinant, made from human blood plasma, and recombinant which is laboratory produced. Patients with severe hemophilia may require multiple injections per week of clotting factor. Patients with less severe forms of hemophilia may only require clotting factor treatment after bleeding starts or before participating in an activity having a high risk of injury.

Our Specialty Pharmacy Services business unit provides hemophilia patients with both factor VIII and factor IX blood clotting products under prescription from a physician. Based on a recent survey of our hemophilia patients, we received an overall satisfaction rating of 94%. In addition, in 2003, we signed a multi-year supply agreement with Baxter Healthcare Corporation for ADVATE(R) (Antihemophilic Factor (Recombinant), Plasma/Albumin-Free Method) rAHF-PFM for the prevention and control of bleeding episodes in people with hemophilia A. ADVATE(R), a fairly new therapeutic product approved by the U.S. Food and Drug Administration ("FDA"), is the first and only factor VIII product made without any added human or animal plasma proteins and albumin in the cell culture process, purification and final formulation, thereby eliminating the risk of infections caused by viruses that may be carried in these proteins.

Immune System Disorders. The immune system acts as a natural defense system that recognizes foreign substances, such as bacteria and viruses, as being different from the body's own tissues. A healthy immune system allows the body to fight off infections while an unhealthy immune system, or immune system disorder, is the failure to protect the body from things that, under healthy and normal conditions, would be considered routine. Such a disorder occurs when the body treats its own tissues and cells as if they were foreign, prompting the immune system to produce antibodies that destroy those tissues and cells. Treatment of immune disorders typically consists of intravenous immune globulins ("IVIG") which are concentrated levels of antibodies derived from pooled human plasma designed to strengthen the immune system. Our Specialty Pharmacy Services business unit operates an intravenous infusion center in Texas and offers to treat or arrange for the treatment of patients in their homes by direct or contract nursing services.

Respiratory Syncytial Virus. RSV is a highly contagious virus that most commonly infects infants between the ages of one and two. The virus begins with indications similar to the common cold that progress into more severe symptoms, affecting the lower respiratory system where bronchiolitis and pneumonia can develop. It is estimated that approximately 100,000 children nationwide are hospitalized each year with the virus. Synagis(R), a drug manufactured by MedImmune Inc., is the most widely used treatment for the prevention of serious lower respiratory tract diseases caused by RSV. The treatment is administered through intramuscular (i.e., into the muscle) injections, at least once monthly, during the virus' peak season (from September through April). We believe that within the past few years, a substantially reduced number of hospitalizations associated with the virus, as well as a decrease in the mortality rate for infants, is due to improved treatments, including Synagis(R). Our Specialty Pharmacy Services business unit offers Synagis(R) to patients through injections in a location most convenient for the patient, either at a physician's office, the patient's home or at local clinics.

Cancer. Chemotherapy, the use of drugs to treat cancer, works by seeking out and destroying fast-growing cells. However, chemotherapy not only attacks cancer cells, but also healthy cells which are needed for strength. One of the common side effects of chemotherapy, and the most prevalent, is anemia which occurs when the body does not have enough red blood cells. Red blood cells carry hemoglobin, which transports oxygen to cells and organs. Once depleted of red blood cells, the body is then unable to adequately transport oxygen and fatigue results, stealing physical and emotional strength to fight cancer. Seven out of ten chemotherapy patients develop anemia. Another side effect of chemotherapy is a severe drop in infection-fighting white blood cells, a condition called neutropenia. About half of cancer chemotherapy patients develop neutropenia, placing them at risk for life-threatening infections which may require hospitalization and can delay chemotherapy treatment and reduce its effectiveness. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, chemotherapy treatments such as Epogen(R) and Procrit(R) to treat red blood cell deficiency and Neupogen(R) to treat white blood cell deficiency.

Rheumatoid arthritis. Rheumatoid arthritis is a chronic inflammatory disease of the synovium, or lining of the joint, that results in pain, stiffness, swelling, deformity and loss of function in the joints as cartilage and bone is destroyed. This inflammation is most common in the hands and the feet. It is estimated that
2.1 million people in the United States have rheumatoid arthritis. The treatment of rheumatoid arthritis involves specialty biopharmaceuticals and pharmaceuticals. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, specialty anti-inflammatory biopharmaceuticals to treat the symptoms of rheumatoid arthritis, such as Enbrel(R), generally taken several times weekly, and Remicade(R), an infused therapy generally taken bi-monthly and administered in a physician's office.

Hepatitis C. Hepatitis C is a blood-borne infection that can attack and damage the liver. The hepatitis C virus is spread predominately through contact with infected blood and can lead to cirrhosis, liver cancer or liver failure. Hepatitis C is the principal reason for liver transplant and affects an estimated four million persons in the United States, of which approximately 200,000 are receiving treatment. It is characterized by a consistent elevation of liver enzymes. There is currently no cure or vaccination for hepatitis C. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, hepatitis C treatments such as PEG-Intron(R), Rebetron(R) and Rebetol(R).

Multiple sclerosis. Multiple sclerosis is a chronic disease of the central nervous system for which neither a cause nor a cure is currently known. The central nervous system is made up of nerves that act as the body's messenger system. Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body. In patients with multiple sclerosis, the body's immune cells enter the brain and spinal cord and attack the protective myelin covering. Once the myelin is gone and replaced with scar tissue, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted. The brain then becomes unable to properly send and receive messages. The type and severity of multiple sclerosis varies by the location and the extent of demyelination. It is estimated that multiple sclerosis affects approximately 2.5 million people worldwide, including 400,000 Americans. In recent years, the FDA has approved several biopharmaceutical and pharmaceutical products that have been shown to help slow the progression of multiple sclerosis, including Avonex(R), Betaseron(R), Copaxone(R) and Rebif(R). Our Specialty Pharmacy Services business unit provides these products, under prescription from a physician, to patients with multiple sclerosis.

Growth hormone deficiency. Growth hormone deficiency occurs when the pituitary gland produces growth hormones in inadequate amounts or not at all. There are an estimated 15,000 children in the United States that have some form of growth failure as the result of growth hormone deficiency. Growth hormone deficiency is highly treatable by frequently injecting synthetic forms of growth hormones. Growth rates are usually rapid after treatment starts, which may be noticeable to the child and parents in three to four months. This rapid growth rate slowly declines over time, but it continues to be greater than would occur without treatment. Our Specialty Pharmacy Services business unit provides to patients, under a physician's prescription, growth hormone treatments such as Humatrope(R) and Nutropin(R).

Specialty Pharmacy Services - Product Distribution

We distribute our products by overnight mail or courier and through our retail pharmacies. A significant portion of the biopharmaceuticals we deliver require specialized handling, including refrigeration. The products we ship include the drugs, educational materials and any supplies necessary for the patient to administer the medication. Our products are shipped from our various wholesale or retail pharmacies or from one of the retail pharmacies with which we contract. In addition, Specialty Pharmacy Services provides or coordinates injection or infusion services needed for certain of its products. These injection or infusion services are administered by nursing staff or contracted agencies, both in a home care setting and in our infusion suite located in Texas.

Specialty Pharmacy Services - Product Suppliers

Our Specialty Pharmacy Services business unit obtains the products it offers directly from manufacturers and from wholesale distributors. We purchase our hemophilia-related products from five suppliers with whom we have supply arrangements, our Synagis(R) from a sole source supplier, MedImmune, Inc., and our IVIG products from multiple suppliers.

Some of the products that we distribute, such as factor VIII blood clotting and IVIG products, have experienced shortages in the past. Suppliers were unable to increase production to meet rising global demand. This shortage has ended, and while supply has significantly increased, demand continues to grow. Although we cannot be certain, we believe that under our arrangements with suppliers, we will have adequate supply of the products we offer to serve our existing patients and to add new patients in 2004. Other non-hemophilia related injectable products we offer are purchased directly from manufacturers or through wholesalers.

Specialty Pharmacy Services - Strategy

Our Specialty Pharmacy Services business unit's strategy is to achieve growth by adding new patients both through growth at our existing operations and through acquisitions of complementary businesses. Each year, new patients are diagnosed with the disease states we service, thus creating market opportunity for organic growth, and as new drugs are approved that require the specialized services we offer, our service opportunities are potentially expanded. Additionally, many smaller suppliers of specialty pharmaceuticals are seeking to be acquired or enter into partnerships to better supply and service their patients. Our Specialty Pharmacy Service business unit's strategy is to take advantage of these opportunities as they present themselves.

On February 3, 2003, we acquired MedCare, Inc., a specialty pharmacy with locations in Alabama, Mississippi and West Virginia, whose product lines include Synagis(R) for the prevention of RSV, growth hormone and hemophilia clotting factor. On April 23, 2003, we acquired the assets and specialty pharmacy business of All Care Medical, Inc., a Louisiana-based Synagis(R) pharmacy. On June 10, 2003, we acquired certain assets of Prescription City, Inc., a Spring Valley, New York, specialty pharmacy business who provides such drug therapies as chemotherapy and cancer drugs, HIV/AIDS drugs, Synagis(R), IVIG, pain management and Remicade(R).

With the anticipated acquisition of CCS in the second quarter of 2004, we anticipate that our market focus will shift toward the specialty infusion market rather than the traditional specialty pharmacy market on which we are currently focused. The combination of the two companies is expected to create a number of strategic benefits, including (i) creating an organization with a network of 38 pharmacies in 23 states through which to drive growth in the related core disease states that require a local clinical presence; (ii) leveraging the approximately 450 payor contracts serviced by the combined company at the time of the acquisition; (iii) creating a therapy offering that is essential as well as demonstrably cost-effective for payors creating a competitive advantage in contracting; (iv) adding exceptional clinical backbone and expertise highlighted by CCS' accreditation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"); and (v) creating operating leverage through the elimination of certain redundant administrative and overhead costs.

Specialty Pharmacy Services - Marketing

We have assembled an industry-experienced sales force to affect our internal growth strategy. The marketing and sales efforts are divided into two categories: Hemophilia and Specialty. In connection with its hemophilia services, Specialty Pharmacy Services had, as of December 31, 2003, approximately 40 service representatives servicing its approximately 500 hemophilia patients. Led by a Vice President of Sales and Marketing for Hemophilia, this group is responsible for ensuring that patients receive their educational materials and reimbursement and other support services timely, as well as increasing the patient base it serves. In connection with its other specialty products, Specialty Pharmacy Services seeks to add new managed care and other payor contracts through its business development managers and to inform physicians of the benefits of its services through its staff of account managers and salespersons. This group is expected to provide Specialty Pharmacy Services with new contracting opportunities with payors and to expand the sales of the products and services Specialty Pharmacy Services offers into new geographies.

Specialty Pharmacy Services - Payors

In 2003, the Specialty Pharmacy Services business unit recorded the majority of its revenues from three disease states: hemophilia (approximately 62%) for which we provide both factor VIII and factor IX blood clotting products, RSV (approximately 20%) for which we offer Synagis(R), and immune system disorders (approximately 5%) which are typically treated with IVIG. As of December 31, 2003, we had contracts with 306 payors and 20 retail pharmacies. The payors we contract with or whose patients we ship to are typically large health maintenance organizations, major health insurers, physician practices or government agencies. The services we provide include specialized direct shipping of products to the patient, coverage pre-authorizations, distribution of educational materials to help patients with their disease and other support services.

The following provides approximate percentages of our Specialty Pharmacy Services' patient revenues for the years ended December 31:

                                               2003        2002
                                               ----        ----

                    Private payors             42.5%       37.1%
                    Medicaid                   51.0%       54.1%
                    Medicare                    6.5%        8.8%

Specialty Pharmacy Services - Reimbursement

The profitability of our Specialty Pharmacy Services operations depends, in large part, on the reimbursement we (in our retail pharmacy capacity) or our customers (in our wholesale pharmacy capacity) receive from third-party payors. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement for health care providers and suppliers. If these trends continue, they could harm our business. In addition, we and our customers seek reimbursement from third-party payors for the cost of drugs and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to us or to these customers for our products and, in turn, the amount we receive from these payors or that our customers would be willing to pay for our products and services.

Our Specialty Pharmacy Services business unit has developed expertise in reimbursement for the products it distributes. Prior to shipping the product, authorization from the patient's health care payor is obtained and coverage is determined, easing the process for the patients and avoiding billing disputes with payors which might otherwise occur.

Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug's average wholesale price ("AWP"). In fact, most of Specialty Pharmacy Services' revenues result from reimbursement methodologies based on the AWP of our products. The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers. Various federal and state government agencies have been investigating, among other things, whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs. There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers' AWP for a particular drug(s). These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state's reimbursement policies.

As a result of this enforcement environment, it is possible that manufacturers and/or third-party price reporting services may lower the reported AWPs for products that we distribute and sell. The changes occurring in the reporting of AWPs could have a negative effect on our business.

Significantly, in December 2003, the Medicare Prescription Drug Improvement and Modernization Act ("MMA") was enacted, which has the potential to change many aspects of the health care system over the next several years. Prior to MMA, Medicare reimbursement for many of the products we distribute was based on 95% of the products' AWP. Under MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004. This 2004 change did not affect Medicare reimbursement for blood-clotting factors, which will to continue to be reimbursed at 95% of AWP during 2004. Additionally, effective January 1, 2005, the Medicare reimbursement methodology for many of the products we distribute (including blood-clotting factors) will change from an AWP-based system to a "market-based system" to determine reimbursement. We anticipate that the new "market-based" reimbursement will lower Medicare reimbursement as compared to AWP-based reimbursement, and these changes could have a material adverse effect on our financial position. It is also possible that states and/or commercial payors may look to the new

Medicare "market based" reimbursement methodologies in modifying their own payment methodologies. We are in the process of evaluating the impact MMA may have on our financial position or results of operations.

Additionally, MMA expands Medicare coverage for prescription drugs beginning in 2006, and the MMA may also increase the number of Medicare beneficiaries in Medicare managed care plans. Some of these changes will impact us directly, and others will have a more indirect impact on us to the extent that such changes affect our customers and other entities with which we do business. For example, a portion of our business that is directly paid by the Medicare program may be shifted to private administrators under MMA, and such a shift may subject us to differing contractual and regulatory requirements than those under which we have been operating, as well as differing reimbursement rates for our products and services. In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we or our customers may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

At this stage, we are continuing to assess the potential impact the MMA will have on our business and financial operations, as well as the extent to which the potential regulatory regime will apply to our operations, and this assessment may require us to expend time and resources.

Specialty Pharmacy Services - Competition

The specialty pharmacy industry is highly competitive. Our competitors include other specialty pharmacy companies, prescription benefit managers, retail chain pharmacies, mail order and hospital based pharmacies. National competitors include Accredo Health, Caremark Rx, Priority Healthcare, Coram Healthcare and Express Scripts. The Specialty Pharmacy Services business unit competes in areas such as quality of service, pricing, reliability and availability of pharmacists and patient service representatives on an around-the-clock basis. The competitive strategy of the Specialty Pharmacy Services business unit is to stay close to and maintain a strong relationship with, on an individual basis, its patient and payor customer base.

Specialty Healthcare Services Business Unit

Our Specialty Healthcare Services business unit is a leading provider of wound care management services. Our Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center programs that offer a comprehensive range of services for treatment of chronic wounds. Financial information with respect to the Specialty Healthcare Services business unit, including information concerning revenues, profit or loss and total assets may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note N to our consolidated financial statements included elsewhere in this memorandum.

Specialty Healthcare Services - Market

Market Overview. Chronic wounds are common in patients with diabetes and venous stasis disease, as well as patients who are immobilized and afflicted with pressure sores. A chronic wound generally is a wound which shows no signs of significant healing in four weeks or has not healed in eight weeks. The healing of a wound is dependent upon adequate blood flow to stimulate new cell growth and combat infection. When adequate blood flow does not occur, the healing process is retarded, often resulting in a chronic wound that can last for months or years. Without effective treatment, a chronic wound may lead to more severe medical conditions, such as infection, gangrene and amputation, which are costly to payors and impede the quality of life for the patient.

According to Chronic Wound Care: U.S. Markets for Wound Management Products (Medical Data International, 1997), it is estimated that at least six million people suffer from chronic wounds in the United States. Of the six million people with chronic wounds, an estimated three million have pressure sores, over two million have diabetic ulcers and over one million suffer from venous stasis ulcers. Diabetic ulcers are responsible for 60,000 limb amputations each year, accounting for more than half of all such procedures not related to trauma. Venous stasis disease and pressure sores often afflict the elderly, who constitute the most rapidly growing segment of the U.S. population and account for a disproportionately large share of total U.S. health care expenditures. It is estimated that the wound care segment of the U.S. health care industry generated $5 billion in expenditures in 1997. It is also anticipated that the wound care market will continue to grow due to the aging population and the increasing incidence of health disorders, such as diabetes, which may lead to chronic wounds.

Traditional Approach to Chronic Wound Care. Traditional chronic wound care treatment, which is typically administered by a primary care physician, relies principally on cleansing and debriding the wound, controlling infection with antibiotics and protecting the wound. For example, topical or oral antibiotics are administered to decrease the bacterial count in the wound, protective dressings are used to decrease tissue trauma and augment repair and various topical agents are applied that chemically cleanse the wound and remove wound exudate. These passive treatments do not directly stimulate the underlying wound healing process. In many cases, the patient may have to see a number of health care professionals before effective treatment is received. In addition, under this traditional care model, patients must manage their own care, which often leads to non-compliance and treatment failure which may lead to infection, gangrene and amputation. Although wound care programs have begun to evolve to more specialized and aggressive treatment regimens, we believe that a significant medical need and market opportunity exists for products and services that improve and accelerate the wound healing process.

Specialty Healthcare Services - The Curative Approach to Chronic Wound Care

Our Specialty Healthcare Services Wound Management Program is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Wound Management Program is administered primarily through Specialty Healthcare Services' nationwide network of Wound Care Center programs. We believe the Wound Management Program provides a better approach to chronic wound management than the traditional approach, which we believe lacks comprehensive wound programs, effective technology, positive outcomes and cost efficiency. Each Wound Management Program offers its patients an inter-disciplinary team of health care professionals, including a medical director, surgeon, nurse, case manager, nutritionist and endocrinologist.

In most cases, patients arriving at a Wound Care Center program have been treated with traditional wound healing techniques but continue to suffer from chronic wounds. In some cases, patients come to a Wound Care Center program after they have received an opinion from their primary physician that limb amputation may be required. In a retrospective review of Specialty Healthcare Services' clinical database for the nine-year period 1991-1999, it was determined that 15,922 patients treated under Specialty Healthcare Services' Wound Management Program had been recommended for amputation by a physician. After being treated under Specialty Healthcare Services' Wound Management Program, 13,704 patients, or approximately 86%, did not require a limb amputation. Further, the literature published on the cost of amputation documents that an amputation and related health care costs are $43,100 to $63,100 per patient amputation. Specialty Healthcare Services believes that this demonstrates the impact that Specialty Healthcare Services' Wound Management Program has on reducing health care costs and improving the quality of life. Upon the commencement of treatment under our Wound Management Program, medical personnel conduct a systematic diagnostic assessment of the patient. Specialized treatment protocols are then established for the patient, based on the underlying cause of the wound and the unique status of the patient. After the assessment phase, the course of treatment in the Wound Management Program may include revascularization, infection control, wound debridement, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications.

To measure the effectiveness of our Wound Management Program, Specialty Healthcare Services has developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is considered healed when (i) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals), (ii) maturing skin is present in the wound, (iii) there is minimal drainage from the wound,
(iv) the wound requires only a protective dressing, and (v) the limb involved is functional. We have a proprietary database of patient outcomes that has been collected since 1988 containing over 444,000 patient records which indicate an overall healing rate of approximately 85% for patients completing therapy. In a meta-analysis entitled, "Healing of Diabetic Neuropathic Foot Ulcers Receiving Standard Care," and published in the May, 1999, issue of "Diabetes Care," internationally renowned wound care experts and researchers, David J. Margolis, M.D., and Jesse A. Berlin, S.C.D., studied a population of wound patients to determine the percentage who could be expected to heal within a defined period, after receiving what the authors defined as "good wound care." That study concluded that, "After 20 weeks of good wound care, 31% of diabetic neuropathic ulcers heal." Specialty Healthcare Services conducted a shadow analysis to compare healing rates of patients treated at our managed Wound Care Centers against the results of Margolis et al meta-analysis. Using the clinical database, we replicated the methodology and stratified the data to identify and compare patients with the same wound etiologies and treatment times as those in the meta-analysis. Our shadow analysis concluded that the Wound Care Center programs achieved a 61% healing outcome rate for patients with neuropathic ulcers in 20 weeks of treatment while the healing outcome rate in the meta-analysis was 31%. Therefore, our Wound Care Center programs were almost twice as effective in healing wounds as compared with the results from the meta-analysis.

Specialty Healthcare Services - Strategy

Our Specialty Healthcare Services business unit's objective is to enhance its position as a leading disease management company in the chronic wound care market. Specialty Healthcare Services' growth strategy is to continue to improve and refine the Wound Management Program while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

Continue to Develop Specialty Healthcare Services' Nationwide Network of Outpatient Wound Care Center Programs. We intend to continue pursuing additional outpatient Wound Care Center programs on or near the campuses of acute care hospitals. As the result of terminations and non-renewals of contracts, Specialty Healthcare Services has seen a significant decline in the number of Wound Care Center programs it manages. Since December 2001, the total number of management contracts has declined from 96 to 86 as of the end of 2003. Contract terminations have been effected for such reasons as reduced reimbursement, financial restructuring, bankruptcies or hospital closings. Additionally, Specialty Healthcare Services believes that hospitals choose to terminate or not renew contracts based upon decisions to terminate their programs or to operate them internally. As of December 31, 2003, Specialty Healthcare Services managed 86 outpatient Wound Care Center programs and believes there is opportunity for growth. Specialty Healthcare Services has identified over 400 additional markets in the United States which it believes has the population necessary to support a dedicated wound care program. We believe hospitals are continually seeking low-cost, high-quality solutions to wound management, such as those provided by Specialty Healthcare Services. In addition, we believe the Wound Management Program enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, we believe there is a significant opportunity for Specialty Healthcare Services to continue to expand its Wound Care Center operations through affiliation with acute care hospitals.

In 2002, we signed a multi-year contract with VHA, Inc. ("VHA"), a cooperative representing more than 2,200 leading community-owned health care organizations and their affiliated physicians. Under this agreement, we offer wound management services to VHA members which comprise 25% of the community-owned hospitals in the United States, including many of the nation's largest and most respected institutions.

Develop New Service Models to Enhance Market Penetration. We are actively developing new service models in new health care delivery settings, such as inpatient programs for acute care hospitals and long-term care facilities (e.g., nursing homes and long-term acute care hospitals). These new service models are being operated as a service to existing hospital customers. Pressure sores, the most common form of a chronic wound, usually occur among nursing home, acute care and home care patients due to the sedentary lifestyle associated with those care settings. As we further develop our inpatient service models, we believe we will become more capable of penetrating the large pressure sore market.

Provide a Comprehensive Managed Care Product. Specialty Healthcare Services believes that wound care represents a significant cost to managed care organizations and that Specialty Healthcare Services has the ability to provide a variety of services to managed care payors. These services may include, among others, case management, accreditation services and other tools necessary to effectively manage wound care patients. With its Wound Management Program and increasing presence in multiple health care delivery settings, Specialty Healthcare Services can offer managed care payors a relationship which we believe will provide better patient healing outcomes and more cost-effective services for subscribers.

Enhance Specialty Healthcare Services' Wound Management Program. Specialty Healthcare Services currently offers a unique Wound Management Program which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. Specialty Healthcare Services is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program. Specialty Healthcare Services is actively pursuing such advances through the continuous development of its current services and co-marketing arrangements with other providers of wound care products and services. Specialty Healthcare Services' current service offerings include furnishing hyperbaric oxygen services to interested hospital partners, forming alliances with companies marketing new wound care technologies and developing clinical research capabilities for the wound care center network.

Specialty Healthcare Services - Wound Care Operations

Specialty Healthcare Services' wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of Specialty Healthcare Services' wound care operations has been hospital outpatient Wound Care Center programs. Specialty Healthcare Services is currently expanding its programmatic approach to wound care to inpatient settings, such as acute care hospitals and long-term care facilities. In these settings, Specialty Healthcare Services offers an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings to complement existing hospital Wound Care Center programs.

Hospital Outpatient Wound Care Centers. Outpatient Wound Care Center programs, located on or near the campuses of acute care hospitals, represent Specialty Healthcare Services' core business. A typical hospital outpatient Wound Care Center consists of approximately 2,500 square feet of space, comprised of four to eight exam rooms, a nursing station and physician and administrative offices. These Wound Care Center programs are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care such as revascularization or surgical debridement.

Specialty Healthcare Services currently offers its hospital clients two outpatient Wound Care Center models: a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center program and the basis for the management fees paid to Specialty Healthcare Services. In the management model, generally our only employee at the Wound Care Center program is the center's Program Director, and Specialty Healthcare Services generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, we employ all of the clinical and administrative staff (other than physicians) at the Wound Care Center program, and Specialty Healthcare Services generally receives fees based on the services provided to each patient. In all other material respects, the two models are identical. In both models, physicians remain independent, and Specialty Healthcare Services recruits and trains the physicians and staff associated with the Wound Care Center program. The physicians providing services at a Wound Care Center program are recruited by Specialty Healthcare Services primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models, Specialty Healthcare Services' field support departments provide the staff at each Wound Care Center program with clinical oversight, quality assurance, reimbursement consulting, sales and marketing and general administrative support services. The terms of Specialty Healthcare Services' contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees charged to the hospital. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third-party payors.

The first Wound Care Center program opened in 1988, and, as of December 31, 2003, there were 86 hospital outpatient Wound Care Center programs in operation in approximately 30 states. Specialty Healthcare Services has entered into contracts with eight hospitals to open additional Wound Care Center programs. Specialty Healthcare Services' hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. Specialty Healthcare Services selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 200 inpatient beds, offers services which complement the Wound Management Program, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of Specialty Healthcare Services' 86 hospital outpatient Wound Care Center programs, 81 are management model centers and five are "under arrangement" model centers. We anticipate that two of the existing under arrangement models will be converted to management models in 2004 because of pending reimbursement changes (see "Third-Party Reimbursement").

In expanding its product offering, Specialty Healthcare Services furnishes hyperbaric oxygen therapy ("HBO") services to interested hospital partners operating outpatient wound care centers. These services generally include furnishing HBO chambers and managing the program. As of December 31, 2003, Specialty Healthcare Services managed 11 HBO programs complementing existing hospital outpatient Wound Care Center programs, and such HBO programs accounted for approximately 2.5% of Specialty Healthcare Services' revenue.

Inpatient Wound Care Programs. Specialty Healthcare Services is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. Specialty Healthcare Services has developed an inpatient program for its affiliated acute care hospitals that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk or who suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting. Specialty Healthcare Services has also developed a Wound Outreach Programsm, whereby a nurse practitioner or physician assistant from an affiliated outpatient Wound Care Center program provides wound related services to long-term care facilities in surrounding areas. As of December 31, 2003, Specialty Healthcare Services had contracts to manage 35 such inpatient programs at existing acute-care hospital customers of which 19 were operating. Further, Specialty Healthcare Services has contracts to manage 24 programs that provide outreach wound care services to local long-term care facilities. We cannot assure you that these programs will be successful in the future.

Contracts Terms and Renewals. Substantially all of the revenues of Specialty Healthcare Services are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. During the year ending December 31, 2004, the contract terms of 36 of Specialty Healthcare Services' management contracts will expire, including 24 contracts which provide for automatic one-year renewals. The contracts often provide for early termination either by the client hospital, if specified performance criteria are not satisfied, or by Specialty Healthcare Services under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by Specialty Healthcare Services or the client hospital for various reasons prior to their scheduled expiration. During 2003, three hospital contracts expired without renewal, and an additional eight hospital contracts were terminated by the client hospital prior to their scheduled expiration. Generally, Specialty Healthcare Services elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. Specialty Healthcare Services believes that there were a number of reasons why hospitals chose to terminate their contract, including hospital financial difficulties and the Medicare reimbursement changes which reduced hospital revenues. The continued success of Specialty Healthcare Services is subject to its ability to renew or extend existing management contracts and obtain new management contracts. We believe that hospitals choose to terminate or not to renew contracts based on decisions to terminate their programs or to convert their programs from independently-managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with Specialty Healthcare Services following the expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels, which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by Specialty Healthcare Services, could result in the early termination of existing management contracts and would adversely affect the ability of Specialty Healthcare Services to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

Managed Care Operations. Specialty Healthcare Services' managed care strategy is currently focused on marketing Wound Care Center program services to local managed care organizations ("MCOs") in concert with its hospital clients' efforts to promote all hospital-based services to such MCOs. Specialty Healthcare Services seeks to establish relationships with MCOs and other disease management companies to provide wound care services. Specialty Healthcare Services' contractual arrangements with MCOs and other disease management companies, which will vary based upon the needs of the particular customer, are expected to provide for Specialty Healthcare Services to receive compensation on a fee-for-service, fixed-case rate or at-risk capitation basis. While Specialty Healthcare Services anticipates that most of its managed care contracts will be fee-for-service or case-rate contracts, it expects that at-risk capitation could become a contracting method.

Specialty Healthcare Services has developed tools to help MCOs and other disease management companies assess their current wound care experiences (both clinical results and costs) against Specialty Healthcare Services' Wound Management Program in order to demonstrate that a wound care carve-out product can provide added value. To date, Specialty Healthcare Services has been unsuccessful in establishing managed care or disease management relationships.

Specialty Healthcare Services' managed care operations have been limited. Although Specialty Healthcare Services or its hospital clients have been reimbursed for wound treatment by a number of MCOs on a case-by-case basis, Specialty Healthcare Services currently has no contracts that require or offer incentives to subscribers to use Specialty Healthcare Services' wound care services. There can be no assurance that Specialty Healthcare Services will be able to successfully expand its managed care operations.

Specialty Healthcare Services - Community Education and Marketing

Specialty Healthcare Services' community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the growth in operating Wound Care Center programs. The professional community education component is locally managed and conducted by the Wound Care Center Program Directors under the supervision of the Regional Managers. The primary community education efforts are directed at physicians and other health care professionals to expand community awareness of the Wound Care Center program services.

In addition, community education marketing plans are developed each year at each Wound Care Center program. The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center along with the Corporate Marketing Department. The plan details the anticipated marketing for the year and may include radio and print advertising as well as professional symposiums and other community education. Specialty Healthcare Services markets the Wound Care Center program concept to hospitals as a therapeutic "Center of Excellence." Specialty Healthcare Services believes that having a Wound Care Center program can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in appropriate ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries such as debridements, vascular surgeries and plastic surgeries.

Specialty Healthcare Services' efforts to develop new wound management programs is headed by a Senior Vice President. This individual is responsible for the activities of the Directors of Business Development, whose primary role is the development of new wound care programs with acute care hospitals. As of December 31, 2003, Specialty Healthcare Services had three Directors of Business Development.

Specialty Healthcare Services - Third-Party Reimbursement

Specialty Healthcare Services, through its wound care operations, provides contractual management services for fees to acute care hospitals and other health care providers. These providers, in turn, seek reimbursement from third-party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, for clinical services rendered to patients insured by these payors. The availability of reimbursement from such payors has been a significant factor in Specialty Healthcare Services' ability to increase its revenue streams and will be important for future growth.

Each third-party payor formulates its own coverage and reimbursements policies. Although we have not, and we believe that our clients have not, in general experienced difficulty in securing third-party reimbursement for Wound Care Center program services, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. To our knowledge, no widespread denials have been received by hospitals regarding reimbursement for Wound Care Center program clinical services. We discuss coverage and reimbursement issues with our hospital clients and third-party payors on a regular basis. Such discussions will continue as we seek to assure sufficient payments from third-party payors to our hospital customers for services managed by us so that our hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with Specialty Healthcare Services. Although no individual coverage and reimbursement decision is material to us, a widespread denial of reimbursement coverage for clinical services provided in the Wound Care Center programs could have a material adverse effect on our business, financial position and results of operations.

As a result of the Balanced Budget Act of 1997, Centers for Medicare & Medicaid Services ("CMS") implemented the Outpatient Prospective Payment System ("OPPS") for all hospital outpatient department services furnished to Medicare patients beginning August 2000. Under the system, a predetermined rate is paid to hospitals for clinic services rendered, regardless of the hospital's cost. The new payment system does not provide comparable reimbursement for previously reimbursed services, and the payment rates for many services are insufficient for many of Specialty Healthcare Services' hospital customers, resulting in revenue and income shortfalls for the Wound Care Center program operations managed by Specialty Healthcare Services on behalf of the hospitals. As a result, Specialty Healthcare Services has renegotiated and modified most of its management contracts which has resulted in reduced revenue and income to Specialty Healthcare Services from the modified contracts and, in some cases, contract termination. Specialty Healthcare Services expects that contract renegotiation and modification with many of its hospital customers will continue, which could result in further reduced revenues and income to Specialty Healthcare Services from those contracts and even contract terminations. The results could have a material effect on Specialty Healthcare Services' business, financial condition and results of operations.

The Wound Care Center programs managed by Specialty Healthcare Services on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital based program to be covered under the Medicare outpatient reimbursement system. With OPPS, Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 are grandfathered by CMS to be "provider based entities" until the start of their next cost reporting period beginning on or after July 1, 2003. At that time, the hospital may submit an attestation to the appropriate Regional Office, attesting that the program meets all the requirements for provider based designation. Programs that started on or after October 1, 2000 can voluntarily apply for provider based designation status. We timely advised each of our hospital clients of the application procedures. Although we believe that the remainder of the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation could harm our business.

Specialty Healthcare Services - Competition

Our principal competition in the chronic wound care market consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are a number of private companies which provide wound care services through an HBO program format. In the market for disease management products and services, we face competition from other disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies and other competitors. Many of these companies have substantially greater capital resources, marketing staffs and experience in commercializing products and services than we have. In addition, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our chronic wound program. There can be no assurance that we will be able to enter into co-marketing arrangements with respect to these products or that we will be able to compete effectively against such companies in the future.

Government Regulation

Our operations and the marketing of our services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. We believe that we are currently in substantial compliance with applicable laws, regulations and rules. However, we cannot assure you that a governmental agency or a third party will not contend that certain aspects of our business are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

Any change in current regulatory requirements or related interpretations by, or positions of, state officials where we operate could adversely affect our operations within those states. In states where we are not currently located, we intend to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect our ability to establish operations in such other states.

Various state and federal laws and agencies regulate providers of health care services and suppliers of biopharmaceutical and pharmaceutical products, including the products and services that we distribute and sell. These laws include, but are not limited to, the following:

Licensure and Registration

We are required by various states to be licensed as an in-state pharmacy and, within most other states where we distribute prescription drugs, we are required to be licensed as an out-of-state pharmacy.

In addition, federal controlled substance laws mandate that we register our pharmacy and repackaging locations with the federal Drug Enforcement Administration as well as conform with recordkeeping, labeling and security regulations when dispensing controlled substances.

We believe that we are currently in substantial compliance with all state licensing and registration laws applicable to our business. However, if we are found to not be in compliance, we could be subject to fines and penalties which could have an adverse effect on our business.

Fraud and Abuse Laws

These laws, specifically the Anti-Kickback laws, include the fraud and abuse provisions and referral restrictions of the Medicare and Medicaid statutes, as well as other federally funded programs, which prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration for the referral of Medicare and Medicaid patients or for purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients.

The Office of Inspector General ("OIG") from time to time publishes its interpretations on various fraud and abuse issues and about fraudulent or abusive activities OIG deems suspect and potentially in violation of the federal laws, regulations and rules. If our actions are found to be inconsistent with OIG's interpretations, such actions could have a material adverse effect on our business.

Due to the complexity of such anti-kickback laws, the Department of Health and Human Services ("HHS") has established certain safe harbor regulations whereby various payment practices are protected from criminal or civil penalties. However, an activity that is outside a safe harbor is not necessarily deemed illegal.

Violations of these fraud and abuse laws may result in fines and penalties as well as civil or criminal penalties for individuals or entities, including exclusion from participation in the Medicare or Medicaid programs. Several states have adopted similar laws that cover patients in both private and government programs. Because the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which we can operate our business and market our services to, and contract for services with, other health care providers.

The Stark Law

Federal and some state laws impose restrictions on the relationships between providers of health care services or products and other persons or entities, such as physicians and other clinicians, including with respect to employment or service contracts, investment relationships and referrals for certain designated health services. Outpatient prescription drugs are one of the designated services. There is considerable uncertainty about some facets of these laws, especially the federal law, since only the first of two phases of final regulations has been issued and as it is unclear as to when the second phase will be published. We believe we have structured our operations in an attempt to comply with these provisions. Periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health care services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. We cannot assure you that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

Professional Fee Splitting

The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation.

Pharmacy Operation Laws

Our pharmacies are subject to various state laws relating to pharmacy operation, including requirements regarding licensure and handling, securing, storing, labeling, dispensing, record-keeping and reporting for pharmaceutical products, as well as patient confidentiality requirements and prohibitions on fee-splitting by pharmacies. Additionally, many state boards of pharmacy require pharmacies to provide counseling to customers. Our pharmacy business marketing activities may also be regulated by the FDA, including with respect to any promotion of off-label uses of products (for indications which have been approved by the FDA). We believe we are in substantial compliance with these requirements. However, if we are found to not be in compliance, we could be subject to fines and penalties which could have an adverse effect on our business.

Professional Licenses

State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency or other licensed entity and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

False Claims Act

Federal and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements. Such requirements would apply to the operations of our pharmacies and to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such "whistleblower" lawsuits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, health care providers affected are often unaware of the suit until the government has made its determination and the seal is lifted.

HIPAA - Administrative Simplification

The Administrative Simplification Provisions of HIPAA require HHS to adopt standards to protect the security and privacy of health-related information. In February 2002, HHS issued final rules concerning the security standards, do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, health care clearinghouses and health care providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. The compliance deadline will occur in April 2005, and we are in the process of reviewing these final regulations to ensure that our systems meet these security standards.

With respect to the privacy standards, HHS published final rules in December 2000 which were modified on August 14, 2002. All health care providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003. HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are now substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information.

If we were found to have violated one of these state laws, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

Confidentiality

Under federal and state laws, we must adhere to stringent confidentiality regulations intended to protect the confidentiality of patient records.

Ongoing Investigations

Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, promotion of off-label drug indications use, clinical drug research trials and gifts for patients or referral sources. We believe our current and planned activities are substantially in compliance with applicable legal requirements. We cannot assure you, however, that a governmental agency or a third party will not contend that certain aspects of our business are subject to, or are not in compliance with, such laws, regulations or rules, or that state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor, or that future interpretations of such laws will not require structural or organizational modifications of our existing business or have a negative impact on our business. Applicable laws and regulations are very broad and complex, and, in many cases, the courts interpret them differently, making compliance difficult. Although we try to comply with such laws, regulations and rules, a violation could result in denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules, or reform of the structure of health care delivery systems and payment methods, could have a material adverse effect on our business.

Intellectual Property

Our success depends in part on our ability to maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. In addition, we also rely, in part, on trade secrets, proprietary know-how and technological advances which we seek to protect by measures, such as confidentiality agreements with our employees, consultants and other parties with whom we do business. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

Wound Care Center(R), Wound Management Program(TM) and our logo with our name, Curative Health Services(R), are our trademarks. This report also includes trade names and marks of other companies.

Employees

As of December 31, 2003, we employed 371 full-time employees, of which 175 were in the Specialty Pharmacy Services business unit, 135 employees were in the Specialty Healthcare Services business unit and 61 were in various support departments. We expect to add additional personnel to our business units in the next year. We believe that our relations with our employees are good.

Available Information

Our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports are available free of charge through our Internet website (http://www.curative.com) as soon as reasonably practicable after these materials are electronically filed, or furnished, with the SEC.

BUSINESS OF CCS

Overview

Critical Care Systems, Inc. ("CCS") was founded in 1991 and is a leading national provider of specialty infusion services. CCS focuses on delivering selected therapies (hemophilia clotting factor, IVIG, TPN and antibiotics) that are best managed and delivered on a local basis to patients in their homes through its network of 28 branch pharmacy operations in 17 states. By operating a branch network that responds to local market needs - supported by regional and corporate resources - CCS provides substantial benefits to patients, payors and physicians. CCS currently serves a monthly census of more than 4,000 patients. It has approximately 150 payor contracts and about 700 employees. To date, CCS' growth has been entirely organic - driven by same-store revenue gains as well as its successful expansion program. Since 2000, CCS has opened 16 branches and closed one branch, primarily in major metropolitan markets.

Strategic Focus on Therapies Offered

CCS focuses on its four core infusion therapies, which accounted for 75% of its net revenue in 2003. In order to accommodate certain referral sources, however, the typical branch offers a total of 15-20 therapies delivered intravenously or via injection to patients in their homes. Over the past few years, CCS has been successful in increasing net revenue derived from its four core therapies.

Hemophilia Factor Products (Factor). Because this therapy is required for an entire lifetime, the patient (or their care-takers) learns to administer their own blood clotting factor products. Factor patients infuse the therapy approximately three times per week. Although most blood therapy patients can self-infuse and do not require frequent nurse oversight, CCS will often send a company-employed nurse to visit the patient on a monthly basis in order to better monitor the patient. Oversight from a consistent clinical team can help to reduce adverse effects and increase protocol compliance.

Intravenous Immunoglobin Therapy (IVIG). Patients receiving IVIG therapy for primary immune deficiencies usually receive the therapy for life. Depending on the severity of their condition, patients receiving IVIG therapy for autoimmune disorders are treated intermittently over a period of months. CCS focuses on patients suffering from chronic conditions, and, accordingly, a majority of CCS' patients require long-term treatment. Nurse visitation is necessary for each treatment due to the high toxicity levels and the potential for a negative reaction.

Total Parental Nutrition (TPN). TPN is a solution that contains one or more of the following: amino acids, dextrose, fatty acids, electrolytes, trace elements, minerals and vitamins. Accordingly, TPN is mixed for each patient specifically and requires a high degree of pharmacy manipulation. Patients requiring these life-sustaining nutrients suffer from conditions such as inflammatory bowel disease, short bowel syndrome, pancreatitis or other gastrointestinal illnesses that prohibit oral digestion. TPN therapy is also utilized to augment the nutritional status of patients with cancer, hyperemesis, AIDS/HIV and eating disorders. Accordingly, certain patients require TPN for life, while others may only need short-term therapy. CCS currently provides TPN to approximately 270 patients (average monthly census) that require on average 72 days of treatment. Approximately 50% of CCS' patients require long-term treatment. A nurse will visit the patient periodically during the course of this therapy in order to take blood samples and monitor the patient.

Anti-infective Therapy. Anti-infective therapy involves the infusion of antibiotic medications for the treatment of a variety of infectious episodes, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with HIV/AIDS, cancer, post-kidney transplant treatment protocols and infections of the kidneys and urinary tract. Anti-infective drugs are more effective when infused directly into the patient's blood as compared to oral formulation. A vast majority of CCS' patients utilizing the anti-infect therapy have recently been discharged from a hospital and require daily treatment for an average of 24 days. During this time period, a CCS nurse will visit the patient's home five times on average to educate, train and monitor the patient.

Other Therapies. In the first half of 2003, approximately 25% of CCS' net revenue was derived from sales of inotropics, antifungal/antiviral therapies, cell stimulator, pain management, hydration, chemotherapy, enteral nutrition, solumedrol and growth hormone. No single therapy in the other category represented more than 4% of net revenue.

Branch Operations

CCS' branches focus on fostering relationships with patients, physicians, hospitals and payors through a strong local presence. Accordingly, a typical branch is staffed with 10-20 clinical and operational professionals who collectively are responsible for every aspect of the branch's operations. These activities range from marketing to local referral sources to compounding, delivering and assisting in the administration of a patient's therapy. Each of CCS' branches is responsible for the following: (i) patient intake and admission; (ii) mixing and/or compounding therapies; (iii) clinical pharmacy, nursing and nutrition services; (iv) clinical monitoring; (v) delivery of therapies to the patient; (vi) reimbursement verification and assistance; (vii) sales and marketing activities; (viii) billing and collection; and (ix) patient inventory management.

Each of CCS' branches utilizes a comprehensive approach to delivering care designed to achieve superior outcomes by helping patients restore their independence and reduce unnecessary healthcare costs. One of the primary advantages of a local presence is the ability to closely manage and track the patient with a consistent clinical team. In fact, in emergency situations, CCS will facilitate an emergency room visit or, if necessary, will arrange an immediate visit to the home from a nurse. In order to be responsive to its patients, CCS places nurses and pharmacists on call 24 hours a day, seven days a week.

Sales and Marketing

CCS has implemented a two-pronged sales and marketing strategy that focuses on establishing and expanding relationships with managed care payors and local referral sources, including physicians and hospital discharge planners. Each market that CCS services differs relative to the major source of referrals. Generally, CCS has found that metropolitan areas where several payors exist are more payor-driven, whereas more rural areas where fewer payors exist are physician/hospital discharge-driven. As such, CCS modifies its specific local calling effort in each geography. CCS' key selling point is its ability to deliver superior clinical outcomes through its locally based clinical experts.

Patients requiring infusion therapies are typically referred to CCS upon being discharged from a hospital or upon diagnosis by a physician with a specific disease or condition. The treating physician determines if the patient is a good candidate for home infusion and works with the patient and their payor to determine the service provider. While the patient ultimately has the ability to choose a service provider, the decision is often heavily influenced by the hospital discharge planner, the physician or the patient's payor. This makes CCS' local capabilities critical in its ability to attract new business.

CCS' sales force of 37 representatives is comprised of 32 branch-based representatives and five regional/corporate employees. The local sales representatives are completely integrated into the day-to-day branch operations and call on local physicians, hospitals and payors. CCS' vice president of sales, in conjunction with CCS' four area vice presidents and four regional/corporate sales representatives, oversee its sales and marketing program. This vice president is responsible for sales training, setting and implementing sales strategies, marketing support (brochures, press releases, etc.) and establishing/enhancing contractual relationships with national payors. The four regional/corporate sales representatives are comprised of a marketing manager and three managed care specialists who provide support to the local sales representatives and oversee the relationships and contracts with payors.

New Market Expansion

CCS had targeted three to five new geographic markets to enter each year. CCS has in the past been able to open branches that achieve profitability on average within three to four quarters. The ability to successfully enter new markets and drive profitability is attributable to CCS' ability to leverage corporate resources and its clinical reputation in order to rapidly establish a local presence, win payor contracts and develop referral sources. CCS typically targets markets that are contiguous to existing branches to take advantage of existing local resources and reputation. CCS has identified 15 new sites that it plans to open over the next three to four years, 80% of which are in contiguous markets. New branches typically involve an initial investment of $150,000 to $200,000 in fixed costs, depending on the complexity of the build-out.

BRANCH GROWTH

                            1997   1998   1999   2000   2001   2002   2003
                            ----   ----   ----   ----   ----   ----   ----
      Beginning               10     11     12     13     17     24     26
      New                      1      1      1      4      7      2      3
      Closed                   0      0      0      0      0      0      1
                              --     --     --     --     --     --     --
      Ending                  11     12     13     17     24     26     28

Customers, Contracts and Reimbursement

CCS derives the substantial majority of its net revenue from third-party payors, including managed care organizations and Medicare and Medicaid programs. CCS currently has approximately 150 payor contracts covering services throughout the nation. One reason that payors select CCS is because its provides valuable services to the payors such as weekly census and clinical reports. These detailed reports are shared with the local branch and the payor in order to help find opportunities for cost reduction and improvement in the level of service being provided. Billing and reimbursement for non-Medicare payors is conducted at the branch, so that CCS can develop strong local relationships with its payors. Medicare billing is performed at the corporate level.

CCS' managed care contracts typically cover a specific geographic region (usually a single state) and outline pricing and services to be offered. Each contract specifies the therapies CCS will provide. Contracts are typically for a renewable one-year term with a 30- to 90-day notice for termination. CCS has a well-diversified base of managed care payors. CCS has a high contract retention rate. Typically, when a contract is not renewed, it is because CCS cancels the contract because it is not meeting its profitability objectives.

CCS receives reimbursement for, and its net revenue is comprised of, the cost of the pharmaceuticals sold, nursing visits and a per diem (which covers clinical services, supplies and overhead). Historically, payors have varied in their reimbursement methodologies, with some paying a per diem and drug charge; others paying separately for drugs, supplies, nursing visits and per diems; and others paying only for drugs and supplies. The specific reimbursement methodology also differs according to the therapy. Typically, pharmaceuticals have been reimbursed at a percentage discount from the published average wholesale price ("AWP"), an amount provided by manufacturers, or on a unit price basis (for example, with factor and IVIG). CCS is currently in the process of updating its contracts with payors to comply with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA requires standardized coding, which consists of charges for drugs, nursing visits and per diems. This coding will greatly simplify CCS' contracts.

Manufacturer and Supplier Relationships

CCS sources its products from a variety of suppliers. Its products are generally generic in nature and can be sourced through more than one supplier. In 2002, CCS purchased the majority of its pharmaceuticals (other than factor and IVIG) from one distributor. Most of its factor, IVIG and medical supplies were purchased from another supplier. In 2003, CCS continued to reduce its product acquisition costs due to its increased purchase volumes. CCS' contract to purchase pharmaceuticals is a two year contact expiring in August 2005. The contract for factor, IVIG and medical supplies is for three years and expires in February 2006. These two contracts account for approximately 90% of CCS' cost of materials. It also has other contracts for factor and IVIG, and it could enter into different wholesale pharmaceutical contracts at any time.

Government Regulation

CCS operates in a regulatory environment that is substantially the same as the environment in which Curative operates. See "Business of Curative - Government Regulation."

Facilities

CCS' branches are generally 5,000 square feet in size and located in light-industrial areas or office parks. The facilities have both warehouse and general office space. Each of CCS' branches serves a population within a 50-150 mile radius, but in certain circumstances branch personnel will travel farther to see patients. CCS has approximately 11,000 square feet of corporate office space located in Nashua, New Hampshire and Lake Forest (20 minutes outside of Chicago), Illinois. CCS leases its facilities for three to six year terms. CCS requires each of its branch locations to be JCAHO-accredited. Newly opened branches have provisional accreditation prior to their JCAHO survey.

Item 2. Properties

Our headquarters are located in Hauppauge, Long Island, New York. We lease this 30,000 square foot facility under a lease through 2005. Additionally, through our Specialty Pharmacy Services business unit, we lease office, pharmacy and warehouse space in various states. We believe that our facilities are adequate and suitable for our operation. Our Specialty Healthcare Services business unit operates hospital outpatient Wound Care Center programs in facilities which are owned or leased by the hospitals.

Item 3. Legal Proceedings

In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position, cash flows or results of operations.

A search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at our Prescription City pharmacy in Spring Valley, New York. The Government has informed us that we are not a target of the investigation. We were served with the search warrant on Tuesday, November 4, 2003 while we were conducting our own compliance review at the Spring Valley pharmacy. We intend to cooperate fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, we terminated Paul Frank, the former principal shareholder of Prescription City, Inc. We also hired outside counsel in connection with this investigation. Certain assets of Prescription City, Inc. were purchased by us in June 2003. The purchase was structured as an asset purchase with our being provided indemnifications, representations and warranties by the seller. We are currently considering our remedies available under the purchase agreement (including without limitation, rescission of our acquisition of these assets).

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol "CURE." As of March 1, 2004, there were 171 holders of record of the Company's common stock. The Company has not paid any cash dividends since its inception, nor does it currently intend to pay cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in its business operations.

The following table sets forth, for the fiscal periods indicated, the range of high and low sales prices of the common stock as quoted on the Nasdaq National Market System:

                  2003                         High           Low
                  ----                       -------        -------
                  Fourth Quarter             $ 18.44        $ 12.25
                  Third Quarter                18.86          16.02
                  Second Quarter               19.27          12.20
                  First Quarter                19.38          15.41

                  2002
                  ----
                  Fourth Quarter             $ 17.74        $ 10.90
                  Third Quarter                17.97          10.00
                  Second Quarter               16.78          10.25
                  First Quarter                22.75           9.20

The closing sale price for the common stock as quoted on the Nasdaq National Market System on March 1, 2004 was $12.14.

Item 6.  Selected Consolidated Financial Data

The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Five year selected consolidated financial data of Curative Health Services, Inc. and Subsidiaries for the years ended December 31 is as follows (in thousands, except per share data):

                                                 2003             2002          2001          2000          1999
                                              ----------       ----------    ----------    ----------    ----------
Statement of Operations Data:
Total revenues                                $  214,741       $  139,229    $   81,638    $   77,691    $  101,209
Costs and operating expenses:
   Costs of products sales and services          148,673           89,297        55,666        51,073        59,945
   Selling, general and administrative            44,544           26,401        51,466        29,441        26,273
                                              ----------       ----------    ----------    ----------    ----------
   Total costs and operating expenses            193,217          115,698       107,132        80,514        86,218
                                              ----------       ----------    ----------    ----------    ----------

Income (loss) from operations                     21,524           23,531       (25,494)       (2,823)       14,991

Interest (expense) income, net                    (2,280)          (1,111)          816         2,609         2,037
Other income                                       2,327            1,907            --            --            --
                                              ----------       ----------    ----------    ----------    ----------

Income (loss) before income taxes                 21,571           24,327       (24,678)         (214)       17,028
Income tax provision (benefit)                     8,496            9,682        (2,473)          (86)        6,566
                                              ----------       ----------    ----------    ----------    ----------

Net income (loss)                             $   13,075       $   14,645    $  (22,205)   $     (128)   $   10,462
                                              ==========       ==========    ==========    ==========    ==========

Net income (loss) per common share, basic     $     1.04       $     1.30    $    (3.09)   $    (0.01)   $     0.99
                                              ==========       ==========    ==========    ==========    ==========

Net income (loss) per common share, diluted   $      .96(i)    $     1.20    $    (3.09)   $    (0.01)   $     0.97
                                              ==========       ==========    ==========    ==========    ==========

Denominator for basic earnings per share,
weighted average common shares                    12,546           11,280         7,193         8,780        10,559
                                              ==========       ==========    ==========    ==========    ==========

Denominator for diluted earnings per share,
weighted average common shares assuming
conversions                                       13,826           12,207         7,193         8,780        10,756
                                              ==========       ==========    ==========    ==========    ==========

Balance Sheet Data:
Working capital                               $   25,468       $   17,353    $    2,525    $   44,394    $   55,456
Total assets                                     233,938          186,886        76,439        75,166        87,910
Long-term liabilities                             40,906           26,153         6,000            --            --
Retained earnings                                 30,118           17,043         2,398        24,603        24,731
Stockholders' equity                             143,720          120,901        36,004        55,570        71,600


(i)  Calculated under the "as if converted" method.  See Note O of Notes to Consolidated Financial Statements.



                                       24


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc. ("Curative" or the "Company"), through its two business units, Specialty Pharmacy Services and Specialty Healthcare Services, seeks to deliver high-quality care and clinical results that result in high patient satisfaction for patients experiencing serious or chronic medical conditions. Through its Specialty Pharmacy Services business unit, the Company provides biopharmaceutical products to patients with chronic and critical disease states and related clinical services to assist these patients with their intensive disease management needs. In its Specialty Pharmacy operations, the Company purchases various biopharmaceutical products, including hemophilia clotting factor, intravenous immune globulins, or "IVIG", MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R), from suppliers and then contracts with insurance companies and other payors to provide direct-to-patient distribution of, education about, reimbursement and other support services, including the provision or coordination of injection or infusion services, related to these biopharmaceutical products. The Company's Specialty Pharmacy revenues are derived primarily from fees paid by insurance companies and other payors for the purchase and distribution of these biopharmaceuticals and for injection or infusion services provided. Further, as part of its Specialty Pharmacy operations, the Company provides biopharmaceutical product distribution and support services under contract with retail pharmacies for which it receives product supply and related service fees. The biopharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, respiratory syncytial virus, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis and growth hormone deficiency. At December 31, 2003, the Company had 306 payor contracts and 20 retail pharmacy contracts and provided services or products in at least 40 states. The Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier and through its retail pharmacies.

The period-to-period comparability of the Company's financial statements is affected by its acquisition activity. The Company entered the Specialty Pharmacy Services business with its acquisition of eBioCare.com, Inc. ("eBioCare") in March 2001, which was its first acquisition of a specialty pharmacy services business. The Company completed ten specialty pharmacy acquisitions
(including the acquisition of eBioCare).

The Specialty Healthcare Services business unit contracts with hospitals to manage outpatient Wound Care Center programs. These Wound Care Center programs offer a comprehensive range of services that enable the Specialty Healthcare Services business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Specialty Healthcare Services currently operates two types of Wound Care Center programs with hospitals: a management model and an "under arrangement" model.

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

Holding Company Reorganization

In August 2003, the Company effected a holding company reorganization in which each share of the registrant's outstanding common stock was deemed to have been exchanged for one share of common stock in a newly formed corporation (the "new holding company"). Pursuant to Section 302A.626 (subd. 7) of the Minnesota Business Corporation Act, the articles of incorporation, bylaws and name of the new holding company, and the authorized capital stock of the new holding company (including the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof) are all consistent with those of the registrant as it existed prior to the reorganization. In addition, the directors and executive officers of the new holding company were the same individuals who were directors and executive officers, respectively, of the registrant prior to the reorganization. The terms "Curative" and the "Company" as used in this report refer, for periods prior to the reorganization, to the corporation that was the registrant prior to the reorganization, and, for periods after the reorganization, to the new holding company.


Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition. Specialty Pharmacy Services' revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office, or when the service is provided. Specialty Healthcare Services' revenues are recognized after the management services are rendered and are billed monthly in arrears.

Trade receivables. Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. At December 31, 2003, the Company's reserve for accounts receivable was approximately 7% of total receivables.

Inventories. Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balances at December 31, 2003 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred taxes. The Company had approximately $3.0 million in net deferred tax assets at December 31, 2003 to record against future taxable income and approximately $2.3 million in deferred tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

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

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred. The Company adopted SFAS No. 146 effective January 1, 2003. See Note H of Notes to Consolidated Financial Statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

Key Performance Indicators

The following provides a summary of the some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                           2003        2002      $ Change   % Change    2002       2001      $ Change   % Change
                                         --------    --------    --------   --------  --------   --------    --------   --------
Specialty Pharmacy revenues              $185,843    $104,550    $ 81,293      78%    $104,550   $ 35,104    $ 69,446     198%
Specialty Healthcare revenues              28,898      34,679      (5,781)    (17%)     34,679     46,534     (11,855)    (25%)
                                         --------    --------    --------             --------   --------    --------
Total revenues                           $214,741    $139,229    $ 75,512      54%    $139,229   $ 81,638    $ 57,591      71%

Specialty Pharmacy revenues to total          87%         75%                              75%        43%
Specialty Healthcare revenues to total        13%         25%                              25%        57%
                                         --------    --------                         --------   --------
Total                                        100%        100%                             100%       100%

Specialty Pharmacy gross margin          $ 50,394    $ 30,145    $ 20,249      67%    $ 30,145   $  5,325    $ 24,820     466%
Specialty Healthcare gross margin          15,674      19,787      (4,113)    (21%)     19,787     20,647         860      (4%)
                                         --------    --------    --------             --------   --------    --------
Total gross margin                       $ 66,068    $ 49,932    $ 16,136      32%    $ 49,932   $ 25,972    $ 23,960      92%

Specialty Pharmacy gross margin %             27%         29%                              29%        15%
Specialty Healthcare gross margin %           54%         57%                              57%        44%
Total gross margin %                          31%         36%                              36%        32%

Specialty Pharmacy - SG&A                $ 19,280    $  8,801    $ 10,479     119%    $  8,801   $  4,935    $  3,866      78%
Specialty Healthcare - SG&A                 4,641       5,054        (413)     (8%)      5,054      7,348      (2,294)    (31%)
Corporate - SG&A                           20,623      12,546       8,077      64%      12,546     39,183     (26,637)    (68%)
                                         --------    --------    --------             --------   --------    --------
Total SG&A                               $ 44,544    $ 26,401    $ 18,143      69%    $ 26,401   $ 51,466    $(25,065)    (49%)

Operating margin                         $ 21,524    $ 23,531    $ (2,007)     (9%)   $ 23,531   $(25,494)   $ 49,025    (192%)
Operating margin %                            10%         17%                              17%       (31%)


Results of Operations

Fiscal Year 2003 vs. Fiscal Year 2002

Revenues. The Company's revenues increased $75.5 million, or 54%, to $214.7 million for the fiscal year ended December 31, 2003 compared to $139.2 million for the fiscal year ended December 31, 2002. The increase in revenues was the result of the Specialty Pharmacy acquisitions the Company completed in 2003 and 2002 and organic growth in certain products, offset by a reduction in service revenues in the Specialty Healthcare Services business unit.

Product revenues, attributed entirely to the Specialty Pharmacy Services business unit, increased $81.3 million, or 78%, to $185.8 million in 2003 from $104.6 million in 2002. The increase in product revenues was primarily attributed to the inclusion of the Specialty Pharmacy acquisitions completed in 2003 and 2002 and organic growth of 13.5% in hemophilia patient revenues, 17.5% in IVIG and infusible revenues and a 16.6% increase in fourth quarter 2003 Synagis(R) revenues, as compared to the fourth quarter of 2002.

Product revenues for the years ended December 31 included the following:

                                           2003                    2002
                                    --------------------    --------------------
                                                 % of                    % of
                                               Specialty               Specialty
                                       In      Pharmacy        In      Pharmacy
                                    millions   Revenues     millions   Revenues
                                    --------------------    --------------------
Hemophilia                           $115.3        62%       $ 83.2        80%
IVIG injectables, infusables(1)        19.3        10%          8.3         8%
Synagis(R)                             37.1        20%          7.6         7%
Oncology(2)                             7.5         4%           --        --%
Other(3)                                6.6         4%          5.5         5%
                                     ------      -----       ------      -----
Total Specialty Pharmacy revenues    $185.8       100%       $104.6       100%
                                     ======      =====       ======      =====

(1)   Includes IVIG, Remicade(R) and growth hormone products
(2)   The Company entered the Oncology market in 2003
(3) Other includes, but is not limited to, products such as oral medications, Avonex(R), Rebetron(R), Betaseron(R), Rebif(R) and Enbrel(R)

The decrease in hemophilia sales as a percentage of Specialty Pharmacy Services' revenues was due to the Company adding product lines through acquisitions and organic growth in existing products.

As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 17% to $28.9 million in 2003 from $34.7 million in 2002. The service revenues decrease of $5.8 million was attributed to contract terminations, contract renegotiations resulting in lower revenues and the conversion of three under arrangement programs to management service programs where revenues and expenses are lower. Additionally, in 2003, the Company operated an average of 87 programs as compared to an average of 96 programs operating in 2002. For the fiscal year ended 2003, the Company signed 13 new contracts and had 11 contracts terminated. The improvement in the total number of contracts signed in 2003 versus contracts terminated was the result of a more favorable climate for outsourcing within the hospital market as well as improved financial stability of hospitals generally. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Specialty Healthcare Services business unit's revenue. The Specialty Healthcare Services business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long term-care facilities in surrounding areas. All of these programs are currently being offered to hospitals.

Cost of product sales. Cost of product sales, attributed entirely to the Specialty Pharmacy Services business unit, increased $61.0 million, or 82%, to $135.4 million in 2003 from $74.4 million in 2002. The increase was attributed to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions completed in 2003 and 2002. As a percentage of product sales, cost of product sales in 2003 was 73% compared to 71% in 2002. The increase in cost of product sales as a percentage of revenue is the result of different product revenue mix in 2003.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $1.7 million, or 11%, to $13.2 million in 2003 from $14.9 million in 2002. The decrease was attributed to the operation of an average of 87 programs in 2003 as compared to an average of 96 programs operating in 2002. As a percentage of service revenues, cost of services in 2003 was 46% compared to 43% in 2002.

Gross Margin. Gross margin increased $16.1 million, or 32%, to $66.1 million in 2003 from $49.9 million in 2002. Specialty Pharmacy Services gross margin improved to $50.4 million in 2003 from $30.1 million in 2002, an increase of $20.2 million, or 67%. The increase in gross margin was attributed to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Pharmacy acquisitions completed in 2003 and 2002. As a percent of revenues, Specialty Pharmacy Services gross margin was 27% in 2003 as compared to 29% in 2002. The decrease in gross margin as a percentage of sales was the result of a higher mix of lower margin product revenues in 2003 as compared to 2002. Specialty Healthcare Services gross margin decreased to $15.7 million in 2003 from $19.8 million in 2002, or 21%. The decrease was attributed to contract terminations, contract renegotiations and the operation of an average of 87 programs in 2003 as compared to an average of 96 programs in 2002. As a percentage of sales, Specialty Healthcare gross margin was 54% in 2003 as compared to 57% in 2002. The decrease was attributed to contract renegotiations and the conversion of three under arrangement contracts to management services contracts.

Selling, General and Administrative. Selling, general and administrative expenses increased $18.1 million, or 69%, to $44.5 million in 2003 from $26.4 million in 2002 and consisted of $19.3 million related to the Specialty Pharmacy Services business (including $1.6 million in charges), $4.6 million related to the Specialty Healthcare Services business and $20.4 million related to corporate services (including $5.1 million in charges). The total 2003 charges of $6.7 million included the following:


                                                                                      In    Quarter
Charge                                                                           Millions   Recorded
----------------------------------------------------------------------------------------------------
Consolidation of pharmacy operations in California                               $    1.6   First
Settlement of executive departures in March 2002                                      1.1   First
Early termination cost of previous credit line                                         .6   Second
Legal and other costs associated with corporate legal structure reorganization         .2   Second
Convertible note offering not completed                                                .7   Third
Severance costs related to the terminations of certain executives                      .5   Third
Acquisition not completed                                                              .3   Third
Additional costs related to corporate legal structure reorganization                   .3   Third
Acquisition not completed                                                             1.1   Fourth
Write-off of equipment                                                                 .3   Fourth
                                                                                 --------
   Total charges                                                                 $    6.7
                                                                                 ========

The increase of $18.1 million was primarily due to an increase of $8.0 million of Specialty Pharmacy Services expenses attributed to the Specialty Pharmacy acquisitions completed in 2003 and 2002 and costs related to the 2003 non-hemophilia sales force hires and new business development efforts, increased costs of $3.0 million related to additional corporate staff to support these acquisitions, $.4 million attributed to the Specialty Healthcare business and the $6.7 million in charges. As a percentage of revenues, selling, general and administrative expenses were 21% in 2003 compared to 19% in 2002. Excluding the $6.7 million in charges, selling, general and administrative expenses increased $11.4 million, or 43%, and accounted for 18% of revenues.

Interest income (expense). Net interest in 2003 was $2.3 million as compared to $1.1 million in 2002. The increase in interest expense was the result of the increased borrowings and uses of notes payable and debt to partially fund the Special Pharmacy acquisitions (see Note D of Notes to Consolidated Financial Statements).

Other income. Other income for 2003 was $2.3 million as compared to $1.9 million in 2002 and represents the Company's sale of its interest in Accordant Health Services, Inc. ("Accordant") (see Note C of Notes to Consolidated Financial Statements).

Net Income. Net income was $13.1 million, or $.96 per diluted share (calculated under the "as if" converted method; see Note O of Notes to Consolidated Financial Statements), in 2003 compared to net income of $14.6 million, or $1.20 per diluted share, in 2002. The decrease of $1.6 million, or 11%, was primarily due to the 2003 charges of $6.7 million, the costs related to hiring a sales force for the Specialty Pharmacy Services business unit, increased investment in information technology systems and corporate hires to support acquisition growth. Excluding these charges, net income would have increased by approximately $5.1 million, primarily attributable to the inclusion of the Specialty Pharmacy acquisitions completed in 2002 and included for a full year in 2003 versus a partial year in 2002 and the acquisitions completed in 2003.


Fiscal Year 2002 vs. Fiscal Year 2001

Revenues. The Company's revenues increased $57.6 million, or 71%, to $139.2 million for the fiscal year ended December 31, 2002 compared to $81.6 million for the fiscal year ended December 31, 2001.

Product revenues, attributed entirely to the Specialty Pharmacy Services business unit, increased $67.8 million, or 184%, to $104.6 million in 2002 from $36.8 million in 2001. The increase in product revenues was primarily attributed to the growth of hemophilia patient revenues, the inclusion of eBioCare for 12 months in 2002 versus nine months in 2001, and the inclusion of the Specialty Pharmacy acquisitions done or completed in 2002, offset by a reduction in Procuren(R) revenues of $1.7 million as the result of the Company no longer offering Procuren(R) and a reduction of $11.3 million in Specialty Pharmacy Services unprofitable injectable product sales. In 2002, product revenues included $83.2 million of hemophilia related products and $21.4 million of other injectable products.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 23% to $34.7 million in 2002 from $44.9 million in 2001. The service revenues decrease of $10.2 million was attributed to the operation of an average of 96 Wound Care Center programs in 2002 as compared to an average of 114 in 2001 as the result of contract terminations and renegotiations of existing contracts to lower fee structures. Program terminations by client hospitals have been affected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Specialty Healthcare Services business unit's revenue. The Specialty Healthcare Services business unit has and expects that it will continue to modify its management contracts with many of its hospital customers which could result in reduced revenue to the Company or even contract terminations. The Specialty Healthcare Services business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long term-care facilities in surrounding areas. All of these programs are currently being offered to hospitals.

Cost of product sales. Cost of product sales, attributed entirely to the Specialty Pharmacy Services business unit, increased $44.6 million, or 150%, to $74.4 million in 2002 from $29.8 million in 2001. The increase was attributed to the growth of hemophilia patient revenues, the Specialty Pharmacy acquisitions in 2002, and the inclusion of 12 months of costs related to eBioCare in 2002 versus nine months in 2001, offset by the reduction in Procuren(R) related costs of $1.9 million as the result of the elimination of Procuren(R) sales, and a reduction in sales of Specialty Pharmacy Services unprofitable injectable products. As a percentage of product sales, cost of product sales in 2002 was 71% compared to 81% in 2001. This improvement was attributed to a higher mix of hemophilia and IVIG related product sales in the Specialty Pharmacy Services business unit and the elimination of Procuren(R) sales.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased $11.0 million, or 42%, to $14.9 million in 2002 from $25.9 million in 2001. The decrease was attributed to reduced staffing and operating expenses of approximately $3.6 million related to the operation of an average of 96 programs in 2002 as compared to an average of 114 programs operating in 2001. Additionally, there were eight fewer under-arrangement programs in operation at the end of fiscal year 2002 as compared to fiscal year 2001, at which the services component of costs is higher than at the Company's other centers due to the additional clinical staffing and expenses that these models require. In 2002, the reduction in the number of under-arrangement programs accounted for approximately $3.1 million of the decrease in cost of services. As a percentage of service revenues, cost of services in 2002 was 43% compared to 58% in 2001. This improvement was primarily attributed to contract renegotiations and the reorganization done by the Company in the fourth quarter of 2001.

Selling, General and Administrative. Selling, general and administrative expenses decreased $25.1 million, or 49%, to $26.4 million in 2002 from $51.5 million in 2001. Selling, general and administrative expenses in 2001 included costs of $17.0 million for the Department of Justice ("DOJ") settlement, $6.5 million for settlement of the shareholder lawsuit previously disclosed, $4.1 million for a reorganization of the Company's business and $1.7 million in goodwill amortization not required in 2002 (see Note A of Notes to Consolidated Financial Statements). Excluding these charges, selling, general and administrative expenses increased $2.5 million due to an increase of $3.4 million in Specialty Pharmacy Services expenses attributed to the 2002 acquisitions and increased costs related to additional corporate staff, offset by a decrease in expenses related to Specialty Healthcare Services of $2.3 million. As a percentage of revenues, selling, general and administrative expenses were 19% in 2002 compared to 63% in 2001. The improvement was due to the increased revenue base and lower Specialty Healthcare Services expenses in 2002 and the elimination of the DOJ and shareholder lawsuit settlement costs, reorganization charges and goodwill amortization.

Interest income (expense). Interest income in 2002 was $.07 million as compared to $.8 million in 2001. The decline in interest income was the result of the Company utilizing its available cash for its acquisition strategy. Interest expense was $1.2 million in 2002 as compared to zero in 2001. The increase in interest expense was the result of the amounts payable to the DOJ and increased borrowings and uses of notes payable to partially fund the Special Pharmacy acquisitions (see Note D of Notes to Consolidated Financial Statements).

Other income. Other income for 2002 included $1.9 million related to the Company's sale of its interest in Accordant (see Note C of Notes to Consolidated Financial Statements).

Net Income. Net income was $14.6 million, or $1.20 per diluted share, in 2002 compared to a net loss of $22.2 million, or $(3.09) per diluted share, in 2001. The 2001 loss included expenses of $17.0 million for the DOJ settlement, $6.5 million for settlement of the shareholder lawsuit, $4.1 million for a reorganization of the Company's business units and $1.7 million in goodwill amortization not required in 2002 (see Note A of Notes to Consolidated Financial Statements). Excluding these costs, the increase in earnings of $7.5 million in 2002 was primarily attributed to the inclusion of the 2002 results related to the Specialty Pharmacy acquisitions, the elimination of Procuren(R) product sales and a reduction of Specialty Healthcare Services' selling, general and administrative costs.

Liquidity and Capital Resources

Working capital was $25.5 million at December 31, 2003 compared to $17.4 million at December 31, 2002. Total cash and cash equivalents at December 31, 2003 were $1.1 million. The ratio of current assets to current liabilities was 1.5 to 1 at December 31, 2003 and 1.4 to 1 at December 31, 2002.

Cash flows provided by operating activities for the year ending December 31, 2003 totaled approximately $7.4 million, primarily attributable to the $13.1 million in net income, $2.8 million in depreciation and amortization, a decrease of $3.3 million in other operating assets, net, and an increase of $3.5 million in accounts payable and accrued expenses, offset by the $2.3 million gain from the Company's 2002 sale of its equity investment in Accordant and an increase of $16.9 million in accounts receivable, net. The increase in accounts receivable is the result of an increase in the Company's revenues and an increase in days sales outstanding to 78 days at December 31, 2003 from 65 days at December 31, 2002.

Cash flows used in investing activities totaled $32.8 million, attributed to $6.6 million used in fixed asset purchases and $27.7 million used in the acquisitions which was offset by $1.5 million in proceeds received from accounts receivable, indemnification and other claims related to the purchases of eBioCare and Apex Therapeutic Care, Inc. ("Apex"), transactions which were recorded as purchase price adjustments in the first quarter of 2003.

Cash flows provided by financing activities totaled $23.9 million, attributed to proceeds of $34.0 million in borrowings from the Company's credit facilities, $4.0 million in proceeds from the exercise of stock options and $.8 million in proceeds from repayment of notes receivable - stockholders, offset by $1.5 million of cash used for the repurchase of stock used in the purchase of Hemophilia Access, Inc. ("HAI") and $13.4 million used in repayments of debt obligations.

During 2003, the Company experienced a net increase in accounts receivable of $18.8 million, attributed to the Specialty Pharmacy acquisitions, growth in specialty pharmacy revenues and an increase in accounts receivable days sales outstanding. Days sales outstanding were 78 days at December 31, 2003, as compared to 62 days at December 31, 2002. At December 31, 2003, days sales outstanding for the Specialty Pharmacy Services business unit was 79 days and for the Specialty Healthcare Services business unit, days sales outstanding was 70 days. The Company's increase in days sales outstanding was primarily attibuted to an increase of approximately 27 days in receivables from the State of California's Medicaid program, MediCal, at December 31, 2003 as compared to December 31, 2002. As a percentage of total, the Company's accounts receivable from MediCal was 29.4% and 30.9%, respectively, at December 2003 and 2002.

At December 31, 2003, the Company's current portion of long-term liabilities of $7.9 million included $4.0 million representing the current portion of the Company's borrowings from its commercial lender, $2.0 million representing the current portion of the DOJ obligation, $.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002, and a $1.0 million note payable used in connection with the purchase of certain assets of Prescription City, Inc. ("Prescription City") in June 2003.

At December 31, 2003, the Company's long-term liabilities included long-term obligations of $39.6 million and consisted of $2.0 million representing the long-term portion of the DOJ obligation, $2.2 million representing the long-term portion of the convertible note payable related to the purchase of Apex, $1.2 million in convertible notes payable related to the purchase of Infinity Infusion Care, Ltd. ("Infinity") in June 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. ("Home Care") in October 2002 and $31.2 million in borrowed funds from the Company's commercial lender.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services and Specialty Healthcare Services businesses, acquisitions and the repayment of debt obligations. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. On June 9, 2003, the Company completed a new senior secured credit facility with General Electric Capital Corporation ("GE Capital"). Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15.0 million, of which it can utilize up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20.0 million secured term loan which was subsequently increased to $25.0 million, for a total facility of $40.0 million. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation ("HBCC") and to finance its acquisition of certain assets of Prescription City.

The Company entered into a definitive agreement to acquire the capital stock of Critical Care Systems, Inc. ("CCS"), a leading national provider of specialty infusion pharmaceuticals and comprehensive clinical services, for a total consideration of approximately $150.0 million in cash. The transaction is subject to approval by applicable governmental regulatory agencies. Approval for this transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 was received on March 8, 2004. The acquisition is expected to close in April 2004. The Company expects to fund the purchase price, repayment of certain existing indebtedness of CCS and related fees and expenses with $165.0 million of senior unsecured notes to be issued through a private placement. The Company has also received a $165.0 million bridge financing commitment from UBS Loan Finance LLC, which will be used in the event the notes are not issued. In addition, GE Healthcare Financial Services has committed to expanding and refinancing the Company's existing credit facility to a $60.0 million senior secured credit facility, which will replace the Company's existing facility, to support the acquisition and its future working capital needs. The commitments are subject to customary conditions.

At December 31, 2003, the Company had a $4.0 million obligation, payable quarterly through February 2006, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $43.5 million payable over various periods through 2007 that were used in the Specialty Pharmacy acquisitions (see Note J of Notes to Consolidated Financial Statements). In addition, the Company has contractual obligations under various operating leases.

The following table details total future payments under these obligations at December 31, 2003 (in thousands):

                                           Less                             More
                                           than       1 - 3      3 - 5     than 5
                                Total     1 year      years      years      years
                              --------   --------   --------   --------   --------
Long-term debt:
  Term loan                   $ 24,000   $  4,000   $  8,000   $ 12,000   $    --
  Revolving loan                11,253         --         --     11,253        --
  DOJ obligation                 4,040      2,040      2,000         --        --
  Convertible and
   promissory notes payable      8,217      1,871      4,742      1,604        --
Operating leases                 6,409      2,119      2,526      1,513       251
Purchase obligations (a)       101,370     45,558     55,812         --        --
                              --------   --------   --------   --------   -------
Total                         $155,289   $ 55,588   $ 73,080   $ 26,370   $   251
                              ========   ========   ========   ========   =======

(a)The Company's Volume Commitment Agreement with Baxter Healthcare Corporation terminates on December 31, 2006, unless terminated earlier pursuant to the provisions of the Agreement. Thereafter, the Agreement can be renewed at the option of the Company for up to two (2) successive one (1) year terms, unless terminated earlier pursuant to the provisions of the Agreement.

At December 31, 2003, the Company was in compliance with its debt covenants.

During 2003, the Company paid $2.0 million to the DOJ as part of its 2001 settlement agreement and used cash for the Specialty Pharmacy acquisitions of $26.2 million, net of cash acquired and purchase price adjustments. The Company believes that, based on its current business plan, its existing cash and cash equivalents and available credit will be sufficient to satisfy its working capital, acquisitions and other needs at least through December 31, 2004, with the exception of the planned acquisition of CCS which the Company expects to purchase for a total consideration of approximately $150.0 million in cash.
The Company expects to fund the purchase price, repayment of certain existing indebtedness of CCS and related fees and expenses with $165.0 million of senior unsecured notes to be issued through a private placement. The Company received a $165.0 million financing commitment from UBS Loan Finance LLC which will be used in the event the notes are not issued. In addition, GE Healthcare Financial Services has committed to a $60.0 million senior secured credit facility, which will replace the existing facility to support the acquisition and the Company's future working capital needs. The commitments are subject to customary conditions.

The effect of inflation risk is considered immaterial.

Cautionary Statement

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of these "safe harbor" provisions and is filing its "Risk Factors" as Exhibit 99.1 in order to do so. Accordingly, the Company identifies important factors which could cause its actual results to differ materially from any such results which may be projected, forecasted, estimated or budgeted by the Company in forward-looking statements made by the Company from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company's officers and agents. The Company does not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolios. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company does not expect any material loss with respect to its investment portfolio or exposure to market risks associated with interest rates. The Company is subject to interest rate risk under its current credit facilities.


Item 8.  Consolidated Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Report.

The following table sets forth the financial results of the Company for the eight quarters ended December 31, 2003 (in thousands, except per share data):

                                                     Income Per   Income Per
                                                       Common       Common
                        Total     Gross       Net      Share,       Share,
                      Revenues    Profit    Income     Basic      Diluted(i)
                      --------   --------   -------  ----------   ----------
Quarter Ended
   2003
   December 31        $ 65,445   $ 17,185   $ 4,382   $ 0.34        $ 0.32
   September 30         46,587     15,589     1,765     0.14          0.13
   June 30              44,689     16,139     3,533     0.29          0.26
   March 31             58,020     17,155     3,395     0.28          0.25

   2002
   December 31        $ 47,694   $ 15,970   $ 5,830   $ 0.48        $ 0.45
   September 30         36,851     13,978     3,934     0.33          0.31
   June 30              31,920     11,476     2,831     0.25          0.23
   March 31             22,764      8,508     2,050     0.21          0.19


(i) Calculated in 2003 under the "as if converted" method. See Note O of Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


The information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2004 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the sections "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement. The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer and senior financial officers. The text of such Code of Ethics has been posted on the Company's website at www.curative.com. Any amendment to, or waiver from, a provision of such Code of Ethics shall be posted on the Company's website at www.curative.com. In addition, the Company has adopted a Code of Business Practices as part of its compliance program, and a copy of such Code of Business Practices is available upon written request to the Company.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections "Executive Compensation" and "Election of Directors - Compensation of Directors" of the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to the sections "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the section "Certain Transactions" of the Company's Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section "Ratification of Appointment of Independent Auditors" of the Company's Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are included with the filing of this report:

      1.   Index to Financial Statements                                    Page
                                                                            ----
           Report of Independent Auditors                                    F-1

           Consolidated Balance Sheets at December 31, 2003 and 2002         F-2

           Consolidated Statements of Operations for the years ended
               December 31, 2003, 2002 and 2001                              F-3

           Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 2003, 2002 and 2001                  F-4

           Consolidated Statements of Cash Flows for the years ended
               December 31, 2003, 2002 and 2001                              F-5

           Notes to Consolidated Financial Statements                        F-6

      2.   Financial Statement Schedules

           Schedule II - Consolidated Schedule - Valuation and
           Qualifying Accounts                                               S-1

           All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

      3.   Exhibits

           The list of exhibits, entitled "Exhibits," immediately following the financial statement schedules accompanying this report is incorporated herein by reference.

(b)   Reports on Form 8-K

           Form 8-K filed October 10, 2003, furnishing under Item 12 a press release announcing that the Company had revised its financial outlook for the third quarter ended September 30, 2003 and for fiscal years 2003 and 2004.

           Form 8-K filed November 5, 2003 furnishing under Item 12 a press release announcing the Company's results of operations and financial condition for the completed fiscal quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CURATIVE HEALTH SERVICES, INC.

                                    By: /s/ Joseph Feshbach
                                        -------------------
                                            Joseph Feshbach
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)

Date: March 15, 2004

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Feshbach, Thomas Axmacher and Nancy Lanis, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                             Date
---------                     -----                                             ----
/s/  Joseph Feshbach          Chief Executive Officer and Chairman              March 15, 2004
--------------------          (Principal Executive Officer)
     Joseph Feshbach

/s/  Thomas Axmacher          Chief Financial Officer                           March 15, 2004
--------------------          (Principal Financial and Accounting Officer)
     Thomas Axmacher

s/   John C. Prior            President, Specialty Healthcare Services          March 15, 2004
------------------            Director
     John C. Prior

/s/  Paul S. Auerbach, MD     Director                                          March 15, 2004
-------------------------
     Paul S. Auerbach, MD

/s/  Daniel E. Berce          Director                                          March 15, 2004
--------------------
     Daniel E. Berce

/s/  Lawrence English         Director                                          March 15, 2004
---------------------
     Lawrence English

/s/  Gerard Moufflet          Director                                          March 15, 2004
--------------------
     Gerard Moufflet

/s/  Timothy I. Maudlin       Director                                          March 15, 2004
-----------------------
     Timothy I. Maudlin

/s/  Peter M. DeComo          Director                                          March 15, 2004
--------------------
     Peter M. DeComo

                         Report of Independent Auditors




Board of Directors and Stockholders
Curative Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the accompanying consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.


                                         /s/ Ernst & Young LLP



Melville, New York
February 13, 2004

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     December 31,
                                                               ------------------------
                                                                  2003          2002
                                                               ----------    ----------
ASSETS
Current assets:
Cash and cash equivalents                                      $    1,072    $    2,643
Accounts receivable (less allowance of $4,022 and $2,954
    at December 31, 2003 and 2002, respectively)                   55,217        36,438
Inventories                                                        11,237        12,766
Prepaids and other current assets                                   4,270         2,212
Deferred tax assets                                                 2,984         3,126
                                                               ----------    ----------
    Total current assets                                           74,780        57,185

Property and equipment, net                                         7,890         3,284
Intangibles subject to amortization, net                            1,463         1,652
Intangibles not subject to amortization (trade names)                 682           636
Goodwill                                                          147,895       122,877
Other assets                                                        1,228         1,252
                                                               ----------    ----------

    Total assets                                               $  233,938    $  186,886
                                                               ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $   28,892    $   21,786
Accrued expenses                                                   11,502        11,579
Deferred taxes                                                      1,007           365
Current portion of long-term liabilities                            7,911         6,102
                                                               ----------    ----------
    Total current liabilities                                      49,312        39,832

Long-term liabilities                                              39,599        26,076
Deferred tax liabilities                                            1,307            77
                                                               ----------    ----------
    Total long-term liabilities                                    40,906        26,153

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value per share; 10,000,000 shares
    authorized, none issued                                            --            --
Preferred stock, Series A Junior Participating, par value
    $.01 per share, 500,000 shares authorized, none issued             --            --
Common stock, $.01 par value per share; 50,000,000 shares
    authorized, 12,831,288 shares issued and outstanding
    (12,142,106 shares in 2002)                                       127           121
Additional paid in capital                                        115,082       106,124
Retained earnings                                                  30,118        17,043
Notes receivable - stockholders                                    (1,607)       (2,387)
                                                               ----------    ----------
    Total stockholders' equity                                    143,720       120,901
                                                               ----------    ----------

    Total liabilities and stockholders' equity                 $  233,938    $  186,886
                                                               ==========    ==========

                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)


                                                                Years Ended December 31,
                                                       -----------------------------------------

                                                          2003             2002          2001
                                                       ----------       ----------    ----------
Revenues:
   Products                                            $  185,843       $  104,550    $   36,776
   Services                                                28,898           34,679        44,862
                                                       ----------       ----------    ----------
     Total revenues                                       214,741          139,229        81,638

Costs and operating expenses:
   Cost of product sales                                  135,449           74,405        29,779
   Cost of services                                        13,224           14,892        25,887
   Selling, general and administrative                     44,544           26,401        51,466
                                                       ----------       ----------    ----------
     Total costs and operating expenses                   193,217          115,698       107,132
                                                       ----------       ----------    ----------

Income (loss) from operations                              21,524           23,531       (25,494)

Interest income                                                20               70           816
Other income                                                2,327            1,907            --
Interest expense                                           (2,300)          (1,181)           --
                                                       ----------       ----------    ----------

Income (loss) before income taxes                          21,571           24,327       (24,678)

Income tax provision (benefit)                              8,496            9,682        (2,473)
                                                       ----------       ----------    ----------

Net income (loss)                                      $   13,075       $   14,645    $  (22,205)
                                                       ==========       ==========    ==========

Net income (loss) per common share, basic              $     1.04       $     1.30    $    (3.09)
                                                       ==========       ==========    ==========

Net income (loss) per common share, diluted            $      .96(i)    $     1.20    $    (3.09)
                                                       ==========       ==========    ==========

Denominator for basic earnings per share,
    weighted average common shares                         12,546           11,280         7,193
                                                       ==========       ==========    ==========

Denominator for diluted earnings per share, weighted
    average common shares assuming conversions             13,826           12,207         7,193
                                                       ==========       ==========    ==========


(i) Calculated under the "as if converted" method.  See Note O of Notes to Consolidated Financial Statements


                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                         Common          Common      Additional                       Notes           Total
                                         Stock           Stock         Paid-In       Retained       Receivable    Stockholders'
                                         Shares          Amount        Capital       Earnings      Stockholders      Equity
                                       -----------    -----------    -----------    -----------    ------------   -------------
Balance, December 31, 2000               7,196,439    $        71    $    30,896    $    24,603    $        --    $    55,570
  Exercise of options and restricted
    stock awards, net of
    stockholder loans                      525,282              5          3,159             --           (488)         2,676
  Shares repurchased and retired          (180,800)            (1)        (1,116)            --             --         (1,117)
  Tax benefit from stock option
    exercises                                   --             --          1,080                            --          1,080
  Net loss for 2001                             --             --             --        (22,205)            --        (22,205)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001               7,540,921             75         34,019          2,398           (488)        36,004
  Exercise of options, net of
    stockholder loans                    1,139,348             11          7,510             --         (1,899)         5,622
  Shares issued in private placement     1,059,000             11         16,451             --             --         16,462
  Shares issued in acquisition           1,981,793             20         38,380             --             --         38,400
  Shares issued for shareholder
    lawsuit settlement                     421,044              4          6,496             --             --          6,500
  Tax benefit from stock option
    exercises                                   --             --          3,268             --             --          3,268
  Net income for 2002                           --             --             --         14,645             --         14,645
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2002              12,142,106            121        106,124         17,043         (2,387)       120,901
  Exercise of options                      485,863              4          8,964             --             --          8,968
  Exercise of rights under
    convertible notes                      300,389              3             --             --             --             3
  Tax benefit from stock option
    exercises                                   --             --          1,517             --             --          1,517
  Repayment of notes receivable-
     stockholders                               --             --             --             --            780            780
  Shares repurchased and retired           (97,070)            (1)        (1,523)            --             --         (1,524)
  Net income for 2003                           --             --             --         13,075             --         13,075
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003              12,831,288    $       127    $   115,082    $    30,118    $    (1,607)   $   143,720
                                       ===========    ===========    ===========    ===========    ===========    ===========

                             See accompanying notes

                CURATIVE HEALTH SERVICES, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Years Ended December 31,
                                                                    --------------------------------

                                                                      2003        2002        2001
                                                                    --------    --------    --------
OPERATING ACTIVITIES:
Net income (loss)                                                   $ 13,075    $ 14,645    $(22,205)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                       2,797       2,226       4,069
   Provision for doubtful accounts                                     3,291       1,044       2,371
   Equity in operations of investee                                       --        (184)        380
   Gain on sale of equity investment                                  (2,327)     (1,907)         --
   Deferred income taxes                                               2,423       3,797      (2,754)
   Tax benefit from stock option exercises                             1,517       3,268       1,080
Changes in operating assets and liabilities, net of effects from
Specialty Pharmacy acquisitions:
   Accounts receivable                                               (20,221)     (9,116)      3,983
   Inventories                                                         2,252      (1,222)     (3,655)
   Prepaids and other                                                  1,053         699         779
   Accounts payable and accrued expenses                               3,498      (1,273)     14,663
                                                                    --------    --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    7,358      11,977      (1,289)

INVESTING ACTIVITIES:
Specialty Pharmacy acquisitions, net of cash acquired                (26,154)    (60,264)    (38,648)
Sale of (investment in) Accordant Health Services, Inc. and other         --       4,496        (165)
Purchase of property and equipment                                    (6,653)     (1,206)     (1,127)
Disposal of property and equipment and other                              --         248       2,257
Sales of marketable securities held to maturity                           --          --      26,978
Proceeds from disposal of assets available for sale                       --          --       3,683
                                                                    --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                (32,807)    (56,726)     (7,022)

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                              --      16,462          --
Shares repurchased and retired                                        (1,524)         --      (1,117)
Proceeds from exercise of stock options                                3,989       5,298       2,676
Proceeds from repayment of notes receivable - stockholders               780          --          --
Credit facilities borrowings                                          34,001      13,368          --
Credit facilities repayments                                         (13,368)         --          --
                                                                    --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             23,878      35,128       1,559
                                                                    --------    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,571)     (9,621)     (6,752)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         2,643      12,264      19,016
                                                                    --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  1,072    $  2,643    $ 12,264
                                                                    ========    ========    ========

                             See accompanying notes

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization. The Company was organized under the laws of the State of Minnesota in October 1984. In August 2003, the Company effected a holding company reorganization in which each share of the registrant's outstanding common stock was deemed to have been exchanged for one share of common stock in a newly formed corporation (the "new holding company"). Pursuant to Section 302A.626 (subd. 7) of the Minnesota Business Corporation Act, the articles of incorporation, bylaws and name of the new holding company, and the authorized capital stock of the new holding company (including the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof) are all consistent with those of the registrant as it existed prior to the reorganization. In addition, the directors and executive officers of the new holding company were the same individuals who were directors and executive officers, respectively, of the registrant prior to the reorganization. The terms "Curative" and the "Company" as used in these financial statements and accompanying footnotes refer, for periods prior to the reorganization, to the corporation that was the registrant prior to the reorganization, and, for periods after the reorganization, to the new holding company.

The Company, through its two business units, Specialty Pharmacy Services and Specialty Healthcare Services, seeks to deliver high-quality care and clinical results that result in high patient satisfaction for patients experiencing serious or chronic medical conditions. Through its Specialty Pharmacy Services business unit, the Company provides biopharmaceutical products to patients with chronic and critical disease states and related clinical services to assist these patients with their intensive disease management needs. Through its Specialty Pharmacy Services business unit, the Company purchases various biopharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of these products. In addition to distribution, the Company also provides other support services, including education, reimbursement and provision or coordination of injection or infusion services, related to these biopharmaceutical products. The biopharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, RSV, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis or growth hormone deficiency. Examples of biopharmaceuticals products used by the Company's patients include hemophilia clotting factor and intravenous immune globulins (or "IVIG"), MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R). As of December 31, 2003, the Company had
306 payor contracts and 20 retail pharmacy contracts and operated in at least 40 states. Our Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier and through its retail pharmacies.

The Specialty Healthcare Services business unit is a leading disease management company in chronic wound care management. The Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center programs that offer a comprehensive range of services for treatment of chronic wounds. The Company's Wound Management Program consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on the Company's significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 440,000 patient cases. The treatment procedures, which are based on the Company's extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 85% for patients completing therapy. As of December 31, 2003, the Wound Care Center network consisted of 86 outpatient clinics located on or near campuses of acute care hospitals in approximately 30 states.

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation Plans. The Company grants options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued Employees," and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. (See Note L.)

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective December 31, 2002.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

                                                          2003            2002         2001
                                                       ----------      ----------   ----------
Net income (loss), as reported                         $   13,075      $   14,645   $  (22,205)
Deduct:  Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects              4,654           3,489        2,695
                                                       ----------      ----------   ----------
Pro forma net income (loss)                            $    8,421      $   11,156   $  (24,900)
                                                       ==========      ==========   ==========

Earnings (loss) per share:
    Basic - as reported                                $     1.04      $     1.30   $    (3.09)
    Basic - pro forma                                         .67             .99        (3.46)

    Diluted - as reported                              $      .96(i)   $     1.20   $    (3.09)
    Diluted - pro forma                                       .61             .91        (3.46)


(i) Calculated under the "as if converted" method.  See Note O.


Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classifications.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." See Note O.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives (generally four to seven years). Leased equipment capitalized and leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Inventories. Inventories, which consist of biopharmaceutical and pharmaceutical products held for sale, are stated at the lower of cost (first in, first out method) or market.

Goodwill and Intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. During 2003, the Company completed its annual goodwill impairment tests and, based on its results, no impairment was identified during the year ended December 31, 2003. Prior to the adoption of SFAS No. 142, goodwill and intangibles were amortized using the straight-line method with various lives from three to twenty years.

Cash and Cash Equivalents. Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

Concentration of Credit Risk. The Company's revenues are generated from its Specialty Pharmacy Services business unit's sales of biopharmaceuticals and pharmaceuticals and from its Specialty Healthcare Services business unit's Wound Care Center programs, which have been established as cooperative ventures with acute care hospitals. Specialty Pharmacy Services' receivables consist of amounts due from various payors, including government programs, insurance companies, retail pharmacies and self-pay patient accounts. Credit is extended based upon a pre-authorization of coverage check or contractual arrangement. Payment terms are generally thirty days from date of invoice. The Specialty Healthcare Services' receivables are from its hospital partners under contractual management services contracts. Credit is extended based on an evaluation of the hospital's financial condition. Payment terms are generally 30 to 90 days from date of invoice. For 2003, 2002 and 2001, the Company derived approximately 30%, 35% and 13%, respectively, of consolidated revenue from one payor. As a percentage of toal, the Company's accounts receivable from its largest payor was 29.4% and 30.9%, respectively, at December 31, 2003 and 2002.

The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with payors and their credit worthiness. The Company estimates an allowance for doubtful accounts primarily based on cash collection history. This estimate is periodically adjusted when the Company becomes aware of a specific payor's inability to meet its financial obligations (e.g., bankruptcy, etc.) or as a result of changes in the overall aging of accounts receivable.

Revenues. Specialty Pharmacy Services' revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office or when services are provided. Specialty Healthcare Services' revenues are recognized after the management services are rendered and are billed monthly in arrears.

The current Medicare, Medicaid and other third party-payor programs in which the Company participates are based upon extremely complex laws and regulations that are subject to interpretation. Noncompliance with such laws and regulations could result in fines, penalties and/or exclusion from such programs. The Company is not aware of any allegations of noncompliance that could have a material adverse effect on the accompanying consolidated financial statements and believes it is in substantial compliance with all applicable laws and regulations.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising. Advertising and community education costs are expensed when incurred. The Specialty Pharmacy Services business unit's advertising and community education expenses were approximately $.9 million, $.4 million and $.02 million in 2003, 2002 and 2001, respectively. The Specialty Healthcare Services business unit's advertising and community education costs were approximately $1.7 million, $1.6 million and $3.7 million in 2003, 2002 and 2001, respectively.

Income Taxes. Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Shipping and Handling. Outbound shipping and handling charges were approximately $.9 million in 2003, $.5 million in 2002 and $.4 million in 2001 and are included in cost of product sales in the accompanying consolidated statements of operations.

Financial Instruments. The carrying values of the Company's financial instruments, including cash and cash equivalents, approximate fair value because of the short maturity of these instruments. The fair value of the Company's debt, including current maturities, are estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's debt at December 31, 2003 and 2002 approximate their fair values.

Supplemental Cash Flow Information. Supplemental information with respect to the Company's cash flows for the years ended December 31 is as follows (in thousands):

                                            2003      2002      2001
                                           ------    ------    ------
    Interest paid                          $2,119    $  631    $   --
    Income taxes paid                      $5,231    $1,543    $  347

Supplemental information pertaining to non-cash investing and financing activities included the following:

 a) Proceeds from exercise of stock options excludes $1.9 million and $.5 million in 2002 and 2001, respectively, in loans given to officers and/or directors for the exercise of options in 2002 and 2001. The proceeds from the 2002 exercise of stock options excluded $.3 million in option repricing.

 b) In July 2003, certain selling shareholders of Infinity exercised their rights under convertible notes and converted approximately $4.8 million of such notes into 300,389 shares of the Company's common stock.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred. The Company adopted SFAS No. 146 effective January 1, 2003. See Note H. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.


NOTE B - SALE OF PROCUREN(R) BUSINESS

On January 2, 2001, the Company sold the assets of its Procuren(R) business for approximately $3.8 million to Cytomedix, Inc. ("Cytomedix"). Under the agreement, Cytomedix became the exclusive manufacturer of Procuren(R), and the Company became the exclusive distributor of Procuren(R) solution in the United States. The Company also receives royalties based on the sales of products that were developed from the associated patents on sales outside the United States. The Company recognizes these royalties when they are received. The consideration received by the Company was $2.1 million in cash, $1.7 million in a convertible secured promissory note, and a warrant certificate to purchase 600,846 shares of Cytomedix common stock at a purchase price of the lesser of $.50 per share or a price per share equal to the average of the three lowest intraday sales prices as reported by a reliable reporting service during the 20 trading days preceding the date on which the warrant is exercised.

In 2001, the Company received $1.3 million in proceeds related to the $1.7 million convertible secured promissory note in the form of cash payments from Cytomedix, exercise and sale of warrant shares, and conversion and sale of shares of the convertible promissory note. Also during 2001, the Company recorded a charge of $.2 million related to the unpaid balance of the promissory note. At December 31, 2001, the Company did not carry any balance due on this promissory note. In May 2001, Cytomedix informed the Company that it would exercise its right under the sale agreement to cease the production of Procuren(R) in June 2001. In July 2001, Cytomedix filed for Chapter 11 protection under the United States Bankruptcy Code. As a result, the Company has had to pay for certain lease obligations it guaranteed. During 2001, the Company paid $.4 million under these guarantees, and at December 31, 2001, the Company maintained liabilities of $.4 million related to these guarantees. The Company did not have a related liability at and for the years ended December 31, 2003 and 2002.


NOTE C - INVESTMENT IN ACCORDANT

On June 4, 1998, the Company signed an agreement with Accordant under which the Company agreed to invest $4.0 million in Accordant preferred stock. At December 31, 2001, the Company had an 8.6% interest in Accordant which was accounted for using the equity method of accounting, as the Company had significant influence over the operations of Accordant. The Company's share of Accordant's net loss was approximately $.4 million in 2001. At December 31, 2001, the Company's investment in Accordant exceeded its underlying equity in such investment by $2.8 million. Such excess was being amortized over twenty years. At December 31, 2001, the total investment in Accordant was $3.4 million.

In October 2002, the Company sold its interest in Accordant for an initial sale price of approximately $5.5 million which resulted in the Company recording a gain of approximately $1.9 million. Approximately $1.0 million of the sale price was placed in escrow subject to customary indemnification obligations being satisfied.

In November 2003, approximately $.5 million of the escrow amount was received by the Company. The balance of approximately $.5 million remains in escrow and is scheduled to be released in November 2004. In addition, the sale agreement provided for an earn-out payment if Accordant achieved certain 2003 operating goals. Accordant achieved the 2003 operating goals, and in January 2004, the Company received approximately $2.3 million related to this earn-out and has recorded this as other income in its 2003 financial statements. The Company is not entitled to any other funds related to this transaction other than the remaining escrow balance.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS

On March 30, 2001, the Company purchased all of the outstanding capital stock of eBioCare for $32.3 million in cash and the assumption and repayment of approximately $5.0 million in debt and approximately $1.3 million in acquisition-related accruals. Approximately $3.1 million of the funds used to purchase eBioCare was put in escrow to cover any potential future purchase price disputes. The balance in the escrow account was approximately $3.1 million at December 31, 2002. On March 20, 2003, the Company entered into a Stipulation of Settlement (the "Settlement") with the former shareholders of eBioCare related to the Company's indemnification claims against the former shareholders for breach of certain representations and warranties made by such former shareholders. Under the Settlement, the Company received proceeds of approximately $1.3 million, which was recorded as a reduction to purchase price and goodwill. eBioCare is a specialty pharmacy which contracts with insurance companies and other payors to provide direct-to-patient distribution of biopharmaceutical products. The acquisition was accounted for as a stock purchase and, therefore, operating results of eBioCare have been included in the accompanying financial statements from the date of acquisition. Purchase price allocations have been completed in accordance with the provisions of APB Opinion No. 16. Prior to adoption of SFAS No. 142, goodwill resulting from the acquisition was being amortized using a 20-year period, and identifiable intangibles are amortized over various lives ranging from 3 to 20 years. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On February 28, 2002, the Company acquired all of the outstanding shares of Apex, a California-based leading provider of biopharmaceutical products, therapeutic supplies and services to people with hemophilia and related bleeding disorders, for an aggregate purchase price of $60.0 million plus acquisition-related accruals of approximately $.8 million. Approximately $40.0 million of the purchase price was paid in shares of the Company's common stock with the remainder paid in cash and a $5.0 million promissory note bearing interest at the rate of 4.4% per annum and maturing on February 28, 2007. The Company acquired approximately $18.1 million of Apex's assets, including $1.6 million in cash, $9.4 million in accounts receivable, $4.8 million in inventory, $1.6 million in other current assets, $.2 million in property and equipment and $.5 million in other assets. The Company also assumed $3.8 million of Apex's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $46.5 million, consisting of approximately $.9 million in covenants not to compete, which are being amortized over four years from the date of purchase, and trade name and goodwill of approximately $.3 million and $45.3 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A). The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002 to change the terms relating to the business performance criteria, add a convertible feature and ultimately adjust the principal amount of the promissory note to $3.7 million, of which a balance of $3.0 million remained at December 31, 2003 (see Note J). The amended and restated promissory note is convertible at a price per share of $20.10 into a maximum of 184,080 shares of the Company's common stock. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On June 28, 2002, the Company purchased Infinity, a Houston, Texas, based distributor of specialty pharmaceuticals and a provider of infusion therapy services. Infinity focuses on the specialty infusion market, primarily in immune globulin therapy (prescribed for individuals whose immune systems cannot function sufficiently to fight infectious or inflammatory diseases). The aggregate purchase price was $24 million, which consisted of $18 million in cash and $6 million in promissory notes, which bear interest at a rate of 3% per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit. Purchase acquisition-related accruals were approximately $.1 million. The Company acquired approximately $2.4 million of Infinity's assets including $.1 million in cash, $1.8 million in accounts receivable, $.4 million in inventory and $.1 million in property and equipment. The Company also assumed $.7 million of Infinity's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $22.4 million, consisting of approximately $.3 million in covenants not to compete, which are being

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS (continued)

amortized over four years from the date of purchase, and goodwill of approximately $22.1 million which is not being amortized for book purposes per SFAS No. 142 (see Note A). In July 2003, certain selling shareholders of Infinity exercised their rights under the convertible notes and converted approximately $4.8 million of such notes into 300,389 shares of the Company's common stock, bringing the balance of the promissory notes to $1.1 million at December 31, 2003 (see Note J). A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On October 23, 2002, the Company acquired the specialty pharmacy business and certain related assets of Home Care, a Scotia, New York, based specialty pharmacy and home infusion company that specializes in the provision of Synagis(R) for the prevention of respiratory syncytial virus, the most common cause of lower respiratory infections in infants and children worldwide. In addition, the Company entered into an agreement to purchase certain assets of Home Care related to its home health agency business, subject to applicable governmental approvals. The aggregate purchase price of approximately $12.0 million includes $9.0 million in cash and a $3.0 million convertible note which bears interest at a rate of 3% per annum, matures on October 23, 2005 and is convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company's common stock. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit. Acquisition-related accruals were approximately $.1 million. The Company acquired approximately $1.9 million of Home Care's assets, including $1.7 million in accounts receivable, $.1 million in inventory and $.1 million in property and equipment and other assets. The Company also assumed $1.2 million of Home Care's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $11.4 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over four years from the date of purchase, and trade name and goodwill of approximately $.1 million and $11.2 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A). The convertible notes balance of $3.0 million remained at December 31, 2003 (see Note J). A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On November 20, 2002, the Company acquired OptCare Plus, Inc. ("OptCare") for approximately $10.5 million in cash. OptCare is a specialty pharmacy dispensing biological medications such as hemophilia clotting factors. OptCare's focus is on persons affected by bleeding disorders. In addition, OptCare coordinates infusion nursing and provides complete pharmacy services and clinical and reimbursement support services to chronic disease communities. The cash portion of the consideration was funded in part by cash on hand and in part by borrowing from the Company's line of credit (see Note J). Acquisition-related accruals were approximately $.1 million. The Company acquired approximately $2.8 million of OptCare's assets, including $1.2 million in accounts receivable, $1.5 million in inventory and $.1 million in property and equipment and other assets. The Company also assumed $.1 million of OptCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $7.9 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over four years from the date of purchase, and trade name and goodwill of approximately $.1 million and $7.7 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A). A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS (continued)

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi and West Virginia. MedCare's primary product line is Synagis(R) for the prevention of respiratory syncytial virus, while other product lines include growth hormone and hemophilia clotting factor. The purchase price for MedCare was $6.6 million, of which $5.5 million was paid in cash, $.6 million in cash was placed into escrow for purposes of providing for any indemnifications due to the Company and $.5 million in cash which was withheld pending delivery of agreed-upon working capital. In May 2003, the working capital agreement was settled and in July 2003, approximately $.2 million out of the $.5 million in cash withheld was paid to the former shareholder, which effectively reduced the purchase price to $6.3 million. Acquisition-related accruals were approximately $.2 million. The Company acquired approximately $1.8 million of MedCare's assets, including $1.5 million in accounts receivable and $.3 million in inventory. The Company also assumed $1.6 million of MedCare's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $6.3 million, consisting of approximately $.3 million in covenants not to compete, which are being amortized over three years from the date of acquisition, and goodwill of approximately $6.0 million, which is not being amortized for book purposes per SFAS No. 142 (see Note A). A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. ("All Care"), a Louisiana-based Synagis(R) pharmacy. The purchase price of All Care was $2.1 million, of which $1.0 million was paid in cash at closing and $1.1 million was paid in cash in July 2003 which consisted of approximately $.8 million paid to the sellers and approximately $.3 million to be held in escrow for 18 months until indemnifications rights under the purchase agreement expire. Acquisition-related accruals were approximately $.2 million. The Company acquired approximately $.7 million of All Care's assets, including $.6 million in accounts receivable, $.06 million in inventory and $.04 million in fixed assets. The Company also assumed $.1 million of All Care's liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $1.7 million, consisting of approximately $.05 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $1.6 million, respectively, which are not being amortized for book purposes per SFAS No. 142 (see Note A). A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On June 9, 2003, the Company acquired certain assets of Prescription City, Inc., a Spring Valley, New York, specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. Prescription City's service area includes southern New York and some areas of northeastern Pennsylvania. Drug therapies provided by Prescription City include chemotherapy, HIV/AIDS drugs, Synagis(R), IVIG, pain management and Remicade(R). The purchase price for Prescription City was $17.5 million, of which $16.5 million was paid in cash and $1.0 million in a one-year note bearing interest at a rate of 3% and maturing on June 9, 2004 (see Note J). The $1.0 million note is being held in escrow. Approximately $.5 million was to have been released but the Company has made an indemnification claim and such amount has not been released. Acquisition-related accruals were approximately $.1 million. The Company acquired approximately $.4 million of Prescription City's inventory, none of its accounts receivables and assumed none of its liabilities. The excess of the acquisition cost over the fair value of identifiable net assets acquired was approximately $17.2 million, consisting of approximately $.1 million in covenants not to compete, which are being amortized over two years from the date of acquisition, and trade name and goodwill of approximately $.02 million and $17.1 million, respectively, which are not being amortized for book purposes per SFAS No. 142. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation and the outcome of any action the Company may take.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE D - SPECIALTY PHARMACY SERVICES ACQUISITIONS (continued)

A search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company intends to cooperate fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the Company terminated Paul Frank, the former principal shareholder of Prescription City. The Company also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. The Company is currently considering its remedies available under the purchase agreement (including without limitation, rescission of its acquisition of these assets).

The acquisitions described above, as well as the Company's 2001 acquisition of eBioCare (collectively the "Specialty Pharmacy acquisitions") were consummated for purposes of expanding the Company's Specialty Pharmacy Services business and were accounted for using the purchase method of accounting. The accounts of the Specialty Pharmacy acquisitions and related goodwill and intangibles are included in the accompanying consolidated balance sheets. The operating results of the Specialty Pharmacy acquisitions are included in the accompanying consolidated statements of operations from the dates of acquisition.

Unaudited pro forma amounts for the years ended December 31, 2003, 2002 and 2001, assuming the Specialty Pharmacy acquisitions had occurred on January 1, 2001, are as follows (in thousands, except per share data):

                                                    Years ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
Revenues                                         $227,355   $207,834   $201,917
Net income (loss)                                $ 14,115   $ 20,080   $(12,483)
Net income (loss) per common share, diluted      $   1.02   $   1.59   $  (1.74)

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisitions.


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following at December 31 (in thousands):

                                             2003                            2002
                                -----------------------------   -----------------------------
                                Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                    Amount       Amortization       Amount       Amortization
                                --------------   ------------   --------------   ------------
Injectable customers                $   220        $   121          $   220        $    77
Licenses                                 39              2               39              1
Pharmacy relationships                   20             11               20              7
Website                                 177             99              175             62
Covenants not to compete              2,185            945            1,705            360
                                    -------        -------          -------        -------
                                    $ 2,641        $ 1,178          $ 2,159        $   507
                                    =======        =======          =======        =======

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The weighted average amortization period for all intangible assets is approximately 7 to 8 years at December 31, 2003. Amortization period by intangible asset class is as follows:

           Asset Class                        Amortization Period
           -----------                        -------------------
           Injectable customers                       5 years
           Licenses                                  20 years
           Pharmacy relationships                     5 years
           Website                                3 - 5 years
           Covenants not to compete               2 - 5 years

The aggregate amortization expense was approximately $.7 million and $.4 million for the years ended December 31, 2003 and 2002, respectively, and the estimated amortization for future years ended December 31 is as follows (in thousands):

                       2004               $   666
                       2005                   597
                       2006                   169
                       2007                    29
                       2008                     1
                       Thereafter               1
                                             ----
                          Total           $ 1,463
                                            =====

The change in the carrying amount of goodwill for the year ended December 31, 2003 is as follows (in thousands):

      Balance as of January 1, 2003                           $ 122,877
      Goodwill acquired during the year                          26,301
      Adjustments related to accounts receivable,
        indemnification and other claims (eBioCare and Apex)     (1,487)
      Other adjustments                                             204
                                                                 ------
      Balance as of December 31, 2003                         $ 147,895
                                                                =======

All of the Company's goodwill at December 31, 2003 is related to the Specialty Pharmacy Services segment. Approximately $46.8 million of the Company's December 31, 2003 goodwill is deductible for tax purposes on a straight line basis over 15 years.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE E - GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The following table sets forth the pro forma net income (loss) and earnings
(loss) per share for the current and corresponding prior years as if SFAS No. 142 had been adopted in the prior years (in thousands, except per share data):

                                          2003            2002         2001
                                       ----------      ----------   ----------

Reported net income (loss)              $ 13,075        $ 14,645     $(22,205)
Add back:  Goodwill amortization              --              --        1,715
                                        --------        --------     --------
Adjusted net income (loss)              $ 13,075        $ 14,645     $(20,490)
                                        ========        ========     ========

Basic earnings (loss) per share:
   Reported net income (loss)           $   1.04        $   1.30     $  (3.09)
   Goodwill amortization                      --              --         0.24
                                        --------        --------     --------
   Adjusted net income (loss)           $   1.04        $   1.30     $  (2.85)
                                        ========        ========     ========

Diluted earnings (loss) per share:
   Reported net income (loss)           $    .96(i)     $   1.20     $  (3.09)
   Goodwill amortization                      --              --         0.24
                                        --------        --------     --------
   Adjusted net income (loss)           $    .96        $   1.20     $  (2.85)
                                        ========        ========     ========

Weighted shares, basic                    12,546          11,280        7,193
Weighted shares, diluted                  13,826          12,207        7,193

(i) Calculated under the "as if converted" method.  See Note O.

As certain of the Company's acquisitions were accounted for as stock purchases, goodwill amortization related to those acquisitions is not tax deductible.


NOTE F - PROPERTY AND EQUIPMENT

A summary of property and equipment and related accumulated depreciation and amortization at December 31 follows (in thousands):

                                                          2003       2002
                                                       --------    --------
    Property and equipment                             $ 16,602    $ 10,124
    Leasehold improvements                                2,810       2,685
                                                       --------    --------
    Total                                                19,412      12,809
    Less accumulated depreciation and amortization       11,522       9,525
                                                       --------    --------
                                                       $  7,890    $  3,284
                                                       ========    ========

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE G - ACCRUED EXPENSES

A summary of accrued expenses at December 31 follows (in thousands):

                                                  2003         2002
                                                --------     --------
      Incentive compensation and benefits       $  2,496     $  3,230
      Professional fees                            2,176        1,321
      Other                                        6,830        7,028
                                                --------     --------
      Total                                     $ 11,502     $ 11,579
                                                ========     ========


 NOTE H - EMPLOYEE AND FACILITY TERMINATION COSTS

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded a charge of $1.6 million related to this activity.

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation, which are included in Selling, General and Administrative expenses in the accompanying consolidated financial statements at and for the year ended December 31, 2003 (in thousands):


                                 Beginning   Costs Charged     Costs Paid or     Ending
                                  Balance     To Expense     Otherwise Settled   Balance
                                 ---------   -------------   -----------------   -------
Employee termination costs         $  --       $    871          $    832         $   39
Facility termination costs            --            759               328            431
                                   -----       --------          --------         ------
                                   $  --       $  1,630          $  1,160         $  470
                                   =====       ========          ========         ======

In 2004, the Company expects to pay out approximately $.3 million of these accrued costs and the remainder in subsequent years.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE I - LEASES

The Company entered into several non-cancelable operating leases for the rental of certain office space expiring in various years through 2008. Additionally, through the Specialty Pharmacy Services business unit, the Company leases office, pharmacy and warehouse space in various states. The principal lease for office space provides for monthly rent of approximately $60,000. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The following is a schedule of future property and other lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2003 (in thousands):


                     2004                        $ 2,119
                     2005                          1,437
                     2006                          1,089
                     2007                            883
                     2008                            630
                     Thereafter                      251
                                                 -------
                     Total                       $ 6,409
                                                 =======

Rent expense for all operating leases was approximately $1.4 million, $1.0 million and $.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.


NOTE J - LONG-TERM LIABILITIES

Long-term liabilities consisted of the following at December 31 (in thousands):

                                                           2003       2002
                                                         --------   --------
    Term loan facility                                   $ 24,000   $ 10,000
    Revolving loan facility                                11,253      3,368
    Note Payable - DOJ Settlement                           4,040      6,060
    Convertible note used in purchase of Apex               3,048      3,750
    Convertible note used in purchase of Infinity           1,169      6,000
    Convertible note used in purchase of Home Care          3,000      3,000
    Note payable used in purchase of Prescription City      1,000         --
                                                         --------   --------
                                                           47,510     32,178
    Less amounts due within one year                        7,911      6,102
                                                         --------   --------
    Total                                                $ 39,599   $ 26,076
                                                         ========   ========

In December 2001, the Company entered into a settlement agreement with the DOJ related to whistleblower actions brought against the Company. The settlement agreement called for payments to be made to the DOJ totaling $16.5 million, with an initial payment of $9.0 million and the $7.5 million balance paid over four years, payable in 12 quarterly installments of $.5 million, followed by four quarterly installments of $.4 million, all bearing interest at a rate of 6% per annum. The final installment under this agreement is due in February 2006.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE J - LONG-TERM LIABILITIES (continued)

In January 2002, the Company entered into a $25 million revolving credit agreement with HBCC which was to expire in May 2006. In May 2002, the Company amended and restated the agreement to add a $10.0 million term loan facility. The revolving credit facility bore interest at varying rates based upon prime rate or the London Interbank Offered Rate ("LIBOR") plus a varying margin, dependent upon the Company's debt service coverage ratio as defined in the agreement. The use of prime rate or LIBOR in determining the applicable interest rate was at the Company's discretion. The term loan facility bore interest at a varying rate of prime plus 2.5%. The term loan amortized in monthly installments of approximately $.2 million beginning in January of 2003 and ending in May 2006. The amended and restated agreement included financial covenants which, among other things, required the Company to maintain certain debt service coverage ratios. In addition, there were significant fees in the event of early termination of either of the facilities. The revolving credit facility was secured by substantially all of the Company's accounts receivable, and the term loan facility was secured by the stock of Apex. The Company terminated this facility in June 2003 and replaced it with the facility with GE Capital (see below).

On February 28, 2002, in connection with the purchase of Apex, the Company entered into a $5.0 million promissory note that bore interest at the rate of 4.4% per annum and matures on February 28, 2007. This note was subject to Apex meeting certain operating targets. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002 to change the terms relating to the business performance criteria, add a convertible feature and ultimately adjust the principal amount of the promissory note to $3.7 million. The amended and restated promissory note is convertible at a share price of $20.10 into a maximum of 184,080 shares of the Company's common stock. The Company makes quarterly principal payments against this note which commenced in April 2003. In 2003, the Company made approximately $.7 million in principal payments.

On June 28, 2002, in connection with the purchase of Infinity, the Company entered into $6.0 million in convertible promissory notes, which bear interest at a rate of 3% per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. In 2003, certain selling shareholders of Infinity exercised their righted under the convertible notes and converted approximately $4.8 million of such notes into 300,389 shares of the Company's common stock.

On October 23, 2002, in connection with the purchase of Home Care, the Company entered into a $3.0 million convertible note which bears interest at a rate of 3% per annum, matures on October 23, 2005 and is convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company's common stock.

On June 9, 2003, the Company completed a new senior secured credit facility with GE Capital. Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15.0 million, of which it can utilize up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20.0 million secured term loan which was subsequently increased to $25.0 million, for a total facility of $40.0 million. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with HBCC and to finance its acquisition of certain assets of Prescription City. If GE Capital, using its best efforts, is able to syndicate this credit facility with other lenders, then funds available to the Company under the credit facility may be increased by up to $45.0 million to fund future acquisitions.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE J - LONG-TERM LIABILITIES (continued)

The revolving credit facility matures on July 15, 2007. The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances which bears interest at an annual rate equal to the LIBOR rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 3% to 3.5%. At December 31, 2003, the applicable margin for revolving credit loan advances was LIBOR plus 3.5%, or 4.62%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

The term loan matures on July 15, 2007. Accrued interest on the term loan bears interest at an annual rate equal to the applicable LIBOR rate plus an additional amount based on the borrowers' senior leverage ratio, which additional amounts may range from 3.5% to 4.0%. All accrued interest outstanding on base rate term loans bears interest at an annual rate equal to the base rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 2.25% to 2.75% for the term base rate loan. At December 31, 2003, the interest rate was LIBOR plus 4%, or 5.12%.

In the credit agreement, the Company has made certain representations and warranties to GE Capital and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company's ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company's ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company's ability to purchase assets and to make investments. The Company may purchase other businesses that are preferred health care provider organizations or are otherwise related to its line of business as long as the price for any particular such acquisition does not exceed $25.0 million and the aggregate purchase price for all such acquisitions during any fiscal year does not exceed $40.0 million. Acquisitions that do not comply with the covenant can be made only with the consent of GE Capital. The covenants also restrict transactions with the Company's affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. At December 31, 2003, the Company was in compliance with its debt covenants.

On June 10, 2003, in connection with the purchase of certain assets of Prescription City, the Company entered into a $1.0 million one-year note which bears interest at a rate of 3% and matures on June 9, 2004.

Principal maturities of long-term liabilities are as follows at December 31 (in thousands):

                 2004                   $  7,911
                 2005                      9,496
                 2006                      5,246
                 2007                     24,857
                 2008                          -
                                        --------
                 Total                  $ 47,510
                                        ========

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE K - STOCKHOLDERS' EQUITY

Director Share Purchase Program. The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At each year ended December 31, 2003 and 2002, 118,406 shares of common stock were reserved for future issuance under the Program.

Stock Repurchase Plans. Since February 1999, the Company has announced stock repurchase plans authorizing repurchases of 7.5 million shares. At December 31, 2003, a total of 5,874,195 shares had been repurchased at a cost of $52.3 million.

Repurchase of Common Stock. On January 29, 2003, the selling shareholder of HAI exercised a put option right under the Stock Purchase Agreement of HAI, requiring the Company to repurchase shares issued to acquire HAI. The Company repurchased 97,070 of such shares of common stock for approximately $1.5 million.

Notes Converted into Common Stock. In July 2003, certain selling shareholders of Infinity exercised their rights under convertible notes and converted approximately $4.8 million of such notes into 300,389 shares of the Company's common stock.

Restricted Stock Awards Plans. During 1999, the Company implemented a Restricted Stock Award Plan ("the Plan") for certain key executives. The total shares to be granted under the Plan are 73,000 shares at a price of $5.41 per share. The shares vest over a three-year period. During 2001, 25,000 shares were granted under the Plan.

Rights Plan. On October 25, 1995, the Board of Directors of the Company declared a dividend of one preferred share purchase right per share for each outstanding share of common stock of the Company. The dividend was paid on November 6, 1995 to shareholders of record on that date. Under certain circumstances, each right may be exercised to purchase one-one hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01, of the Company for $65. The rights, which are redeemable by the Company at $.01 per right, expire in November 2005. The purchase right issued under the Company's Rights Agreement dated October 22, 1995 provides the holder in the event of (i) the acquisition of 15% or more of the Company's outstanding common stock by an Acquiring Person (as defined in the Rights Agreement), (ii) the commencement of a tender offer or exchange offer which results in a person or group owning 15% or more of the Company's common stock, to exercise each right (other than rights held by an Acquiring Person) to purchase common stock of the Company or a successor company with a market value of twice the $65 exercise price.


NOTE L - STOCK BASED COMPENSATION PLANS

The Company has stock option plans which provide for the granting of non-qualified, incentive options, or restricted stock awards to employees and directors. The plans authorize granting of up to 8,394,595 shares of the Company's common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE L - STOCK BASED COMPENSATION PLANS (continued)

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 2003, 2002 and 2001, respectively: risk-free interest rate of 1.0%, 1.32% and 1.8%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 70.0%, 71.8% and 69.1%; and a weighted-average expected life of the options of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:


                                    2003                    2002                     2001
                              Weighted Average        Weighted Average         Weighted Average
                            ---------------------   ----------------------   ---------------------
                                         Exercise                 Exercise                Exercise
                             Options      Price      Options       Price      Options      Price
                            ---------------------   ----------------------   ---------------------
Outstanding at
   beginning of year        3,454,963    $  12.51    3,738,089    $  11.13   3,460,220    $  17.57
     Granted                  873,850       16.35    2,298,600       14.76   1,278,409        7.88
     Exercised               (457,863)       8.71   (1,139,348)       6.32    (500,282)       5.82
     Cancelled               (584,501)      13.47   (1,442,378)      17.40    (500,258)      10.27
                            ---------               ----------               ---------
Outstanding at
   end of year              3,286,449       13.89    3,454,963       12.51   3,738,089       11.13
                            =========               ==========               =========
Exercisable at
   end of year              1,682,645       11.92      968,697       10.45   1,522,645       10.72
Weighted average
   fair value of options
   granted                               $   8.74                 $   7.98                $   4.23


               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE L - STOCK BASED COMPENSATION PLANS (continued)

The following table summarizes information about stock options outstanding at December 31, 2003:


                         Options Outstanding             Options Exercisable
                  ----------------------------------    --------------------
                               Weighted
                                Average     Weighted                Weighted
                               Remaining    Average                 Average
                              Contractual   Exercise                Exercise
Exercise Prices     Shares       Life        Price       Shares      Price
---------------   ---------   -----------   --------    ---------   --------
$ 4.81 - $ 7.22     669,894    6.71 years   $   5.62      656,641   $   5.62
  7.22 -  10.83     218,500    8.09 years       9.26      123,850       9.28
 10.83 -  16.25   1,165,397    8.63 years      13.88      482,885      13.70
 16.25 -  24.38   1,055,479    8.58 years      17.40      302,090      17.57
 24.38 -  32.00     177,179    3.69 years      29.09      117,179      28.18
                  ---------                             ---------
                  3,286,449    7.92 years               1,682,645
                  =========                             =========

At December 31, 2003, 1,496,300 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.


NOTE M - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities for the years ended December 31 are as follows (in thousands):


                                                      2003        2002
                                                    --------    --------
      Deferred tax assets:
      Bad debt reserve                              $  2,808    $  2,428
      Installment sale                                    --         691
      Book over tax depreciation                          --         418
      Accrued expenses                                   286         109
                                                    --------    --------
          Total deferred tax assets                    3,094       3,646

      Deferred tax liabilities:
      State tax                                         (463)       (364)
      Goodwill and intangible assets amortization       (965)        (78)
      Tax over book depreciation                        (348)         --
      Installment sale                                  (538)         --
                                                    --------    --------
          Total deferred tax liabilities              (2,314)       (442)
                                                    --------    --------
      Net deferred tax assets                       $    780    $  3,204
                                                    ========    ========

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE M - INCOME TAXES (continued)

Total net long-term deferred tax assets of $110,000 and $520,000 are included in other assets in the accompanying balance sheets for the years ended December 31, 2003 and 2002, respectively.

Significant components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                               2003       2002       2001
                                             --------   --------   --------
      Current:
          Federal                            $  4,998   $  4,801   $    224
          State                                 1,075      1,084         57

      Deferred:
          Federal                               2,325      3,160     (2,583)
          State                                    98        637       (171)
                                             --------   --------   --------
      Total income tax provision (benefit)   $  8,496   $  9,682   $ (2,473)
                                             ========   ========   ========

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax expense (benefit) for the years ended December 31 is as follows:

                                                2003     2002    2001
                                                ----     ----    ----
      Federal statutory tax rate                35.0%    35.0%  (35.0%)
      State income taxes net
          of Federal tax benefit                 4.6%     4.6%   (0.3%)
      Non-deductible Department of Justice
          settlement costs                        --       --    23.4%
      Other                                     (0.2%)     .2%    1.9%
                                                ----     ----    ----
      Effective tax rate                        39.4%    39.8%  (10.0%)
                                                ----     ----    ----

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE N - SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operated under one segment prior to the acquisition of eBioCare in March 2001. Effective April 2001, the Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services, the Company contracts with insurance companies and other payors to provide direct-to-patient distribution of biopharmaceutical and pharmaceutical products. In its Specialty Healthcare Services, the Company contracts with hospitals to manage outpatient Wound Care Center programs. The Company evaluates segment performance based on income (loss) from operations. The accounting policies of the reportable segments are the same as those described in the significant accounting policies footnote. Intercompany transactions are eliminated to arrive at consolidated totals.

The following table presents the results of operations and total assets of the reportable segments of the Company at and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                    At and for the Year Ended December 31, 2003
                                    -------------------------------------------
                                     Specialty      Specialty
                                     Pharmacy       Healthcare        Total
                                     ----------     ----------      ----------
      Revenues                       $ 185,843       $ 28,898       $ 214,741
      Income from operations         $  18,946       $  2,578       $  21,524
      Total assets                   $ 208,358       $ 25,580       $ 233,938


                                    At and for the Year Ended December 31, 2002
                                    -------------------------------------------
                                     Specialty      Specialty
                                     Pharmacy       Healthcare        Total
                                     ----------     ----------      ----------
      Revenues                       $ 104,550       $ 34,679       $ 139,229
      Income from operations         $  15,450       $  8,081       $  23,531
      Total assets                   $ 165,189       $ 21,697       $ 186,886


                                    At and for the Year Ended December 31, 2001
                                    -------------------------------------------
                                     Specialty      Specialty
                                     Pharmacy       Healthcare        Total
                                     ----------     ----------      ----------
      Revenues                       $  35,104      $  46,534       $  81,638
      Income (loss) from operations  $   2,087      $ (27,581)      $ (25,494)
      Total assets                   $  36,507      $  39,932       $  76,439

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE O - EARNINGS PER SHARE

Net income per common share, basic, is computed by dividing the net income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing adjusted net income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted earnings per share for the years ended December 31 (in thousands):

                                                               2003     2002     2001
                                                              ------   ------   ------
Denominator:
    Denominator for basic earnings per share, weighted
    average shares                                            12,546   11,280    7,193

Effect of dilutive employee stock options
    and convertible notes (a)                                  1,280      927       --
                                                              ------   ------   ------
Denominator:
    Denominator for diluted earnings per share, adjusted
    weighted average shares assuming conversions              13,826   12,207    7,193
                                                              ======   ======   ======

(a) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to approximately 2,006,000, 2,528,000 and 3,738,000 in 2003, 2002 and 2001,
     respectively.

Adjusted net income (loss) and net income (loss) per common share, diluted, for the years ended December 31 were computed as follows (in thousands, except per share data):


                                                                   2003       2002       2001
                                                                 --------   --------   --------
Net income (loss), as reported                                   $ 13,075   $ 14,645   $(22,205)
Add back interest related to convertible notes, net of tax            212         --         --
                                                                 --------   --------   --------
Adjusted net income (loss)                                       $ 13,287   $ 14,645   $(22,205)
                                                                 ========   ========   ========

Net income (loss) per common share, diluted                      $    .96   $   1.20   $  (3.09)
                                                                 ========   ========   ========

Weighted average shares, diluted                                   13,826     12,207      7,193
                                                                 ========   ========   ========

In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the year ended December 31, 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

               CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


NOTE P - EMPLOYEE BENEFITS

The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company had previously authorized employer contributions of 25% of employees' contribution up to 1% of the employees' compensation. As of July 1, 2003, the Company amended the Plan to reflect employer contributions of 50% of employees' contribution up to 2% of the employees' compensation. The Company's contribution match was $.3 million in 2003 and $.1 million in 2002 and 2001.


NOTE Q - RELATED PARTY TRANSACTIONS

During 2002, the Company advanced approximately $1.9 million to certain officers and directors of the Company. The Company received promissory notes payable with maturity dates ranging from February 19, 2004 to March 1, 2005 for such advances, which bear interest at an annual rate of 2.46% payable on the maturity date. At December 31, 2003 and 2002, principal amounts outstanding under these promissory notes are included in notes receivable - stockholders in the accompanying consolidated balance sheets.


NOTE R - LEGAL PROCEEDINGS

In the normal course of its business, the Company may be involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to the Company's operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.


NOTE S - SUBSEQUENT EVENTS

On February 25, 2004, the Company announced that it entered into a definitive agreement to acquire the capital stock of Critical Care Systems, Inc., a leading national provider of specialty infusion pharmaceuticals and comprehensive clinical services, for a total consideration of approximately $150.0 million in cash. CCS focuses on delivering four principal therapies: hemophilia clotting factor, IVIG, Total Parenteral Nutrition and anti-infective therapies. These core therapies represent the essential components of Specialty Infusion, as distinct from Home Infusion, and account for approximately 75% of CCS' revenue. The Company expects to fund the purchase price, repayment of certain existing indebtedness of CCS and related fees and expenses with $165.0 million of senior unsecured notes to be issued through a private placement. The Company received a $165.0 million financing commitment from UBS Loan Finance LLC which will be used in the event the notes are not issued. In addition, GE Healthcare Financial Services has committed to a $60.0 million senior secured credit facility, which will replace the Company's existing facility, to support the acquisition and the Company's future working capital needs. The commitments are subject to customary conditions. The transaction will be subject to approval by applicable governmental regulatory agencies and is expected to close early in the second quarter of 2004.

                                                                     SCHEDULE II

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

COL. A                                     COL. B                     COL. C                     COL. D            COL. E
-----------------------------------    ---------------    -------------------------------    ----------------    ------------
                                                                    Additions
                                                          -------------------------------
                                         Balance at         Charged to       Charged to                          Balance at
                                         Beginning          Costs and           Other                                End
Description                               of Year            Expenses         Accounts         Deductions          of Year
-----------------------------------    ---------------    ---------------    ------------    ----------------    ------------
Year ended December 31, 2003:
Allowance for doubtful accounts          $2,954,000         $3,291,000       $        --     $2,223,000 (1)      $4,022,000

Year ended December 31, 2002:
Allowance for doubtful accounts          $3,504,000         $1,044,000       $        --     $1,594,000 (1)      $2,954,000

Year ended December 31, 2001:
Allowance for doubtful accounts          $2,046,000         $2,371,000       $        --     $  913,000 (1)      $3,504,000

(1)   Accounts written off.

                                INDEX TO EXHIBITS


Exhibit No.  Description                                          Ref. No.
-----------------------------------------------------------------------------

    2.1      Plan of Merger, dated as of August 15, 2003, by      (28)
             and among Curative Health Services, Inc.,
             Curative Holding Co., and Curative Health
             Services Co.

    3.1      Amended and Restated Articles of Incorporation       (29)
             of Curative Health Services, Inc.

    3.2      By-Laws of Curative Health Services, Inc.            (30)

    4.1      Rights Agreement, dated as of October 25, 1995        (4)
             between Curative Technologies, Inc. and Wells
             Fargo Bank Minnesota, National Association, as
             Rights Agent

  4.1.1      Stock Purchase Agreement, dated July 6, 1989,        (1) (Ex.
             among the Company and certain investors named          4.2)
             therein

   10.1      [Omitted]

   10.2      [Omitted]

   10.3      Form of Wound Care Center(R)Contract                  (9)

   10.4      Lease Agreement dated June 30, 1997, and              (9)
             amended Lease Agreement dated November 13,
             1997, between New York Life Insurance Company and the Company

   10.5      Employment Agreement, dated as of September 1,        (6)**
             1997 between John C. Prior and the Company

   10.6      1991 Stock Option Plan                             (1)(Ex.10.27)**

   10.7      Amendment No. 4 to the 1991 Stock Option Plan         (9)**

   10.8      [Omitted]

   10.9      Curative Health Services, Inc., Director Share        (2)**
             Purchase Program

  10.10      [Omitted]

  10.11      Curative Health Services, Inc. Employee 401(k)        (3)**
             Savings Plan, as amended and restated

  10.12      [Omitted]

  10.13      [Omitted]

  10.14      [Omitted]

  10.15      [Omitted]

Exhibit No.  Description                                          Ref. No.
-----------------------------------------------------------------------------

  10.16      [Omitted]

  10.17      [Omitted]

  10.18      [Omitted]

  10.19      Curative Technologies, Inc. Non-Employee              (5)**
             Director Stock Option Plan

 10.19.1     Amendment No. 1 to Curative Technologies, Inc.      (8) (Ex.
             Non-Employee Director Stock Option Plan             10.19)**

 10.19.2     Amendment to the Non-Employee Director Stock         (10)**
             Option Plan

  10.20      [Omitted]

  10.21      Amended Employment Agreement dated December 17,       (7)**
             1997 between
             William Tella and the Company

  10.22      [Omitted]

  10.23      [Omitted]

  10.24      Curative Health Services, Inc. 2000 Stock            (14)**
             Option Plan

  10.25      Asset Purchase Agreement among Cytomedix, Inc.,      (13)
             Cytomedix, N.V., CHS Services, Inc. and
             Curative Health Services, Inc. dated as of
             October 12, 2000.

  10.26      [Omitted]

  10.27      [Omitted]

  10.28      Form of Restricted Stock Award Agreement             (11)**

  10.29      Non-Employee Director Severance Plan                 (12)**

  10.30      Stock Purchase Agreement dated March 19, 2001,       (15)
             among Curative Health Services, Inc. and certain stockholders of eBioCare.com

  10.31      Form of Stockholder Purchase Agreement, between      (16)
             Curative Health Services, Inc. and all other stockholders of eBioCare.com

  10.32      Form of Option/Warrant Repurchase and Surrender      (17)
             Agreement between eBioCare.com and the holders of options and warrants to purchase common
             Stock of eBioCare.com

  10.33      Employment Agreement dated as of June 25, 2001       (18)**
             between Nancy Lanis and the Company

Exhibit No.  Description                                          Ref. No.
-----------------------------------------------------------------------------

  10.34      [Omitted]

  10.35      [Omitted]

  10.36      [Omitted]

  10.37      Curative Health Services, Inc. 2001 Broad-Based      (20)**
             Stock Incentive Plan

  10.38      Curative Health Services, Inc. Non-Qualified         (20)**
             Stock Option Agreement

  10.39      Purchase Agreement, dated as of June 10, 2002,       (22)
             by and among Curative Health Services, Inc.,
             Infinity Infusion, LLC and Infinity Infusion
             II, LLC, and IIC GP, LLC, Azar I. Delpassand,
             Dr. Ebrahim Delpassand, Tara Imani, Maryam
             Panahi and Yassamin Norouzian

  10.40      Amendment No. 1 to Purchase Agreement dated as       (24)
             of June 28, 2002, by and among Curative Health
             Services, Inc., Infinity Infusion, LLC and
             Infinity Infusion II, LLC and Bijan Imani, as
             Sellers' Representative on behalf of the Sellers

  10.41      Amended and Restated Loan and Security               (23)
             Agreement by and among Curative Health
             Services, Inc., eBioCare.com, Inc., Hemophilia
             Access, Inc., Apex Therapeutic Care, Inc. and
             Healthcare Business Credit Corporation, dated as of May 17, 2002

  10.42      Employment agreement dated as of July 24, 2002       (25)**
             between Joseph Feshbach and the Company

  10.43      Employment agreement dated as of March 13, 2002      (26)**
             between Thomas Axmacher and the Company

  10.44      Stock Purchase Agreement by and among Curative       (21)
             Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc., dated as of
             January 27, 2002

  10.45      Registration Rights and Lock-Up Agreement,           (27)
             dated as of February 28, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc.

  10.46      Amendment No. 1 to the Registration Rights and       (27)
             Lock-Up Agreement, dated as of February 27,
             2003, by and between Curative Health Services,
             Inc. and Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the
             Registration Rights and Lock-Up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the shareholders of Apex Therapeutic Care, Inc.

Exhibit No.  Description                                          Ref. No.
-----------------------------------------------------------------------------

  10.47      Kerlin Agreement, dated February 28, 2002, by        (27)
             and among Curative Health Services, Inc.,
             Kerlin Capital Group, LLC, William K. Doyle and
             Cheryl S. Doyle as Trustees of the William K.
             Doyle and Cheryl S. Doyle Family Trust dated
             July 15, 1991, and Timothy J. Fahringer (the
             "Kerlin Parties") and the stockholders of Apex
             Therapeutic Care, Inc.

  10.48      Amendment No. 1 to the Kerlin Agreement, dated       (27)
             as of February 27, 2003, by and among Curative
             Health Services, Inc., Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative and the shareholders of Apex Therapeutic Care, Inc. and the Kerlin Parties

  10.49      Form of Amendment to Executive Employment            (27)**
             Agreements with John C. Prior, William C. Tella and Nancy F. Lanis

  10.50      Employment agreement dated as of March 5, 2003       (31)**
             between Michelle LeDell and the Company

  10.51      Employment agreement dated as of March 5, 2003       (32)**
             between Alan Jackson and the Company

  10.52      Amendment No. 1 to Curative Health Services,         (33)**
             Inc. 2001 Broad-Based Stock Incentive Plan

  10.53      Amendment No. 2 to Curative Health Services,         (34)**
             Inc. 2001 Broad-Based Stock Incentive Plan

  10.54      Credit Agreement, dated as of June 9, 2003,          (35)
             between General Electric Capital Corporation and the Company

  10.55      Consent and First Amendment to Credit Agreement,     (36)
             dated as of July 11, 2003, among General Electric
             Capital Corporation and the Company.

  10.56      Employment agreement dated as of September 2,        (37)**
             2003 between Anne Bruce and Company

  10.57      Second Amendment to Credit Agreement, made and       (38)
             entered into as of October 10, 2003, among General Electric Capital Corporation and the
             Company and the related Term Note

  10.58      Form of Acknowledgment Relating to Employment        (39)**
             Agreement, dated as of June 3, 2003, executed by John C. Prior

Exhibit No.  Description                                          Ref. No.
-----------------------------------------------------------------------------

  10.59      Form of Acknowledgment of Assignment of              (40)**
             Employment Agreement, dated as of June 3, 2003, executed by Joseph L. Feshbach, William C.
             Tella, Thomas Axmacher and Nancy F. Lanis

  10.60      Form of Amendment to and Second Acknowledgment       (41)**
             Relating to Employment Agreement, dated as of August 19, 2003, executed by John C. Prior

  10.61      Form of Amendment to and Second Acknowledgment       (42)**
             of Assignment of Employment Agreement, dated as of August 19, 2003, executed by Joseph L.
             Feshbach, William C. Tella, Thomas Axmacher and
             Nancy F. Lanis

  10.62      Form of Acknowledgment of Limitations on             (43)**
             Exercise of Stock Options, dated as of June 3,
             2003, executed by Timothy I. Maudlin, Gerard
             Moufflet, Lawrence P. English, Paul S. Auerbach and Daniel E. Berce

  10.63      Third Amendment to Credit Agreement, made and           *
             entered into as of December 31, 2003, among General Electric Capital Corporation and the
             Company

     21      Subsidiaries of the Registrant                          *

     23      Consent of Ernst & Young LLP                            *

     24      Power of Attorney (included signature page)             *

   31.1      Certification of Chief Executive Officer                *
             pursuant to Rule 13a-14(a) (Section 302
             Certification), as adopted pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

   31.2      Certification of Chief Financial Officer                *
             pursuant to Rule 13a-14(a) (Section 302
             Certification), as adopted pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002

   32.1      Certification of Chief Executive Officer                *
             pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

   32.2      Certification of Chief Financial Officer                *
             pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

   99.1      Cautionary Statements                                   *


The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10% of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

  *    Filed herewith.
  ** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

  (1) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated May 30, 1996.
  (2) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed July 7, 1993, No. 33-65710).
  (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (filed October 13, 1994, No. 33-85188).
  (4) Incorporated by reference to similarly numbered exhibit to the Company's Current Report on Form 8-K dated November 6, 1995.
  (5) Incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 1996.
  (6) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.
  (7) Incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
  (8) Incorporated by reference to similarly numbered exhibit (unless otherwise indicated) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
  (9) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998.
 (10) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
 (11) Incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
 (12) Incorporated by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
 (13) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
 (14) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
 (15) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 13, 2001.
 (16) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed April 13, 2001.
 (17) Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed April 13, 2001.
 (18) Incorporated by reference to similarly numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
 (19)  [Omitted]
 (20) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.
 (21) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated March 11, 2002.
 (22) Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated June 11, 2002.
 (23) Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated June 11, 2002.
 (24) Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated July 2, 2002.
 (25) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
 (26) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
 (27) Incorporated by reference to similarly numbered exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

 (28) Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 19, 2003, of Curative Health Services, Inc., the predecessor company
 (29) Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2003)
 (30) Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2003
 (31) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
 (32) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
 (33) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
 (34) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
 (35) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
 (36) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.
 (37) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (38) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (39) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (40) Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (41) Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (42) Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
 (43) Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.