Form 10-Q
period 2004-03-31
CURATIVE HEALTH SERVICES INC
filed 2004-05-10
CIK 1238631

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

For the quarterly period ended March 31, 2004

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

      As of April 30, 2004, there were 12,919,294 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX


Part I   Financial Information                                          Page No.
--------------------------------------------------------------------------------

Item 1   Financial Statements:

         Condensed Consolidated Income Statements
               Three Months ended March 31, 2004 and 2003                  3

         Condensed Consolidated Balance Sheets
               March 31, 2004 and December 31, 2003                        4

         Condensed Consolidated Statements of Cash Flows
               Three Months ended March 31, 2004 and 2003                  5

         Notes to Condensed Consolidated Financial Statements              6

Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   12

Item 3   Quantitative and Qualitative Disclosures About Market Risk        18

Item 4   Controls and Procedures                                           18


Part II  Other Information                                              Page No.
--------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                 19

Item 2   Changes in Securities and Use of Proceeds                         19

Item 5   Other Information                                                 19

Item 6   Exhibits and Reports on Form 8-K                                  20

         Signatures                                                        21

Part I Financial Information

Item 1. Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                       2004            2003
                                                     --------        --------
Revenues:
   Products                                          $ 59,085        $ 50,450
   Services                                             6,473           7,570
                                                     --------        --------
        Total revenues                                 65,558          58,020

Costs and operating expenses:
   Cost of product sales                               46,824          37,387
   Cost of services                                     2,927           3,478
   Selling, general and administrative                 10,018          11,058
                                                     --------        --------
     Total costs and operating expenses                59,769          51,923
                                                     --------        --------

Income from operations                                  5,789           6,097

Interest income                                             6               2

Interest expense                                         (616)           (487)
                                                     --------        --------

Income before income taxes                              5,179           5,612

Income taxes                                            2,046           2,217
                                                     --------        --------

Net income                                           $  3,133        $  3,395
                                                     ========        ========


Net income per common share, basic                   $    .24        $    .28
                                                     ========        ========


Net income per common share, diluted                 $    .23(i)     $    .25(i)
                                                     ========        ========

Weighted average common shares, basic                  12,925          12,206
                                                     ========        ========

Weighted average common shares, diluted                13,717          13,920
                                                     ========        ========

(i)   Calculated under the "as if converted" method. See Note 2.

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                        March 31, 2004  December 31, 2003
                                                        --------------  -----------------
ASSETS
Current assets:
Cash and cash equivalents                                  $   1,506        $   1,072
Accounts receivable, net                                      58,216           55,217
Inventories                                                    9,684           11,237
Prepaids and other current assets                              1,501            4,270
Deferred tax assets                                            2,984            2,984
                                                           ---------        ---------
   Total current assets                                       73,891           74,780

Property and equipment, net                                    7,651            7,890
Intangibles subject to amortization, net                       1,284            1,463
Intangibles not subject to amortization (trade names)            682              682
Goodwill                                                     148,030          147,895
Other assets                                                   1,359            1,228
                                                           ---------        ---------
   Total assets                                            $ 232,897        $ 233,938
                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $  30,586        $  28,892
Accrued expenses                                               9,494           11,502
Deferred taxes                                                 1,007            1,007
Current portion of long-term liabilities                       7,871            7,911
                                                           ---------        ---------
   Total current liabilities                                  48,958           49,312

Long-term liabilities                                         34,448           39,599
Deferred taxes                                                 1,307            1,307
                                                           ---------        ---------
   Total long-term liabilities                                35,755           40,906

Stockholders' equity:
Common stock                                                     128              127
Additional paid in capital                                   116,412          115,082
Retained earnings                                             33,251           30,118
Notes receivable - stockholders                               (1,607)          (1,607)
                                                           ---------        ---------
   Total stockholders' equity                                148,184          143,720
                                                           ---------        ---------

   Total liabilities and stockholders' equity              $ 232,897        $ 233,938
                                                           =========        =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                      2004         2003
                                                                    --------     --------
OPERATING ACTIVITIES:
Net income                                                          $  3,133     $  3,395
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                        888          570
    Provision for doubtful accounts                                      602        1,025
    Amortization of deferred financing fees                               60           15
Changes in operating assets and liabilities, net of effects from
Specialty Pharmacy acquisitions:
    Accounts receivable                                               (3,548)      (3,928)
    Inventories                                                        1,553         (728)
    Prepaids and other                                                   392          517
    Accounts payable and accrued expenses                               (855)       5,242
                                                                    --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,225        6,108

INVESTING ACTIVITIES:
Proceeds from Investment in Accordant Health Services, Inc.            2,327           --
Specialty Pharmacy acquisitions, net of cash acquired                   (547)      (4,656)
Purchases of property and equipment                                     (470)      (1,812)
                                                                    --------     --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    1,310       (6,468)

FINANCING ACTIVITIES:
Shares repurchased and retired                                            --       (1,524)
Proceeds from exercise of stock options                                  162        1,777
Repayments of long-term liabilities                                   (3,263)        (538)
                                                                    --------     --------

NET CASH USED IN FINANCING ACTIVITIES                                 (3,101)        (285)
                                                                    --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     434         (645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       1,072        2,643
                                                                    --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  1,506     $  1,998
                                                                    ========     ========

SUPPLEMENTAL INFORMATION
Interest paid                                                       $    531     $    428
                                                                    ========     ========
Income taxes paid                                                   $    143     $    115
                                                                    ========     ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

Stock Based Compensation Plans

The Company grants options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations because the Company believes the alternate fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                         2004          2003
                                                       --------      --------
Net income                                             $  3,133      $  3,395
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects     1,175         1,132
                                                       --------      --------
Pro forma net income                                   $  1,958      $  2,263
                                                       ========      ========

Earnings per share:
    Basic - as reported                                $    .24      $    .28
    Basic - pro forma                                       .15           .19

    Diluted - as reported                              $    .23(i)   $    .25(i)
    Diluted - pro forma                                     .15(i)        .17(i)

(i)   Calculated under the "as if converted" method. See Note 2.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Net Income per Common Share

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

                                                              Three Months Ended
                                                                   March 31,
                                                                2004      2003
                                                              --------  --------

  Weighted average shares, basic                               12,925    12,206
  Effect of dilutive stock options and convertible notes          792     1,714
                                                              -------   -------
  Weighted average shares, diluted                             13,717    13,920
                                                              =======   =======

Adjusted net income and net income per common share, diluted, for the three months ended March 31 were computed as follows (in thousands, except per share data):

                                                              Three Months Ended
                                                                   March 31,
                                                                2004      2003
                                                              --------  --------

  Net income, as reported                                     $  3,133  $  3,395
  Add back interest related to convertible notes, net of tax        32        65
                                                              --------  --------
  Adjusted net income                                         $  3,165  $  3,460
                                                              ========  ========

  Net income per common share, diluted                        $    .23  $    .25
                                                              ========  ========

  Weighted average shares, diluted                              13,717    13,920
                                                              ========  ========

In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three months ended March 31, 2004 and 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

Note 3. Specialty Pharmacy Acquisitions

On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi and West Virginia. The purchase price for MedCare was $6.3 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Specialty Pharmacy Acquisitions (continued)

On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. ("All Care"), a Louisiana-based Synagis(R) pharmacy. The purchase price of All Care was $2.1 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On June 9, 2003, the Company acquired certain assets of Prescription City, Inc. ("Prescription City"), a Spring Valley, New York, specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. Prescription City's service area includes southern New York and some areas of northeastern Pennsylvania. Drug therapies provided by Prescription City include chemotherapy, HIV/AIDS drugs, Synagis(R), IVIG, pain management and Remicade(R). The purchase price for Prescription City was $17.5 million. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending receipt of a formal valuation and the outcome of the Company's indemnification claim.

As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company intends to cooperate fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the Company terminated Paul Frank, the former principal shareholder of Prescription City. The Company also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. The Company has filed a complaint in the Southern District of New York against Paul Frank and Prescription City, and such complaint has not yet been served on those parties.

The acquisitions described above (collectively the "Specialty Pharmacy acquisitions") were consummated for purposes of expanding the Company's Specialty Pharmacy Services business and were accounted for using the purchase method of accounting. The accounts of the Specialty Pharmacy acquisitions and related goodwill and intangibles are included in the accompanying condensed consolidated balance sheets. The operating results of the Specialty Pharmacy acquisitions are included in the accompanying condensed consolidated income statements from the dates of acquisition.

Unaudited pro forma amounts for the three months ended March 31, 2003, assuming the Specialty Pharmacy acquisitions had occurred on January 1, 2003 are as follows (in thousands, except per share data):

          Revenues                               $ 67,378
          Net income                             $  4,553
          Net income per share, diluted          $    .33

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Specialty Pharmacy Acquisitions (continued)

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisitions.

Note 4. Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Pharmacy Services and Specialty Healthcare Services. In its Specialty Pharmacy Services business unit, the Company purchases various biopharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of, and other support services, including education, reimbursement and the provision or coordination of injection or infusion services related to, these biopharmaceutical products, including Synagis(R) for the prevention of respiratory syncytial virus. Revenues from Synagis(R) sales for the three months ended March 31, 2004 were approximately $23.0 million. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

In its Specialty Healthcare Services business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. The Company evaluates segment performance based on income from operations. For the three months ended March 31, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 59% for Specialty Pharmacy Services and 41% for Specialty Healthcare Services. Intercompany transactions are eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three months ended March 31, 2004 and 2003 (in thousands):

                                At and for the three months ended March 31, 2004
                                ------------------------------------------------
                                 Specialty         Specialty
                                 Pharmacy          Healthcare          Total
                                -----------       ------------      ------------
Revenues                         $  59,085         $   6,473         $  65,558
Income from operations           $   5,440         $     349         $   5,789
Total assets                     $ 210,095         $  22,802         $ 232,897

                                At and for the three months ended March 31, 2003
                                ------------------------------------------------
                                 Specialty         Specialty
                                 Pharmacy          Healthcare          Total
                                -----------       ------------      ------------
Revenues                         $  50,450         $   7,570         $  58,020
Income from operations           $   5,580         $     517         $   6,097
Total assets                     $ 153,156         $  43,194         $ 196,350

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Employee and Facility Termination Costs

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities initiated after December 31, 2002. SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded a charge of $1.6 million in the same period related to this activity.

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation at and for the three months ended March 31, 2004 (in thousands):

                                        At and for the three months ended March 31, 2004
                                 ------------------------------------------------------------
                                 Beginning       Costs Charged    Costs Paid or       Ending
                                  Balance         To Expense    Otherwise Settled     Balance
                                  -------         ----------    -----------------     -------
   Employee termination costs      $   39           $   --           $   --           $   39
   Facility termination costs         431               --               60              371
                                   ------           ------           ------           ------
                                   $  470           $   --           $   60           $  410
                                   ======           ======           ======           ======

In 2004, the Company expects to pay out approximately $0.3 million of these accrued costs and the reminder in subsequent years.

Note 6. Changes in Capital Structure

During the first three months of 2004, the Company had the following significant changes in capital structure:

Notes Converted into Common Stock. In January 2004, certain selling shareholders of Infinity Infusion Care, Ltd. ("Infinity") exercised their rights under convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company's common stock.

Note 7. Subsequent Event

On April 23, 2004 the Company acquired Critical Care Systems, Inc. ("CCS") for a total consideration of approximately $150 million in cash. CCS is a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. CCS focuses on delivering four principal therapies: hemophilia clotting factor, IVIG, Total Parenteral Nutrition (TPN) and anti-infective therapies. These core therapies represent the essential components of Specialty Infusion and account for approximately 75% of CCS's revenues.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Subsequent Event (continued)

The purchase price was paid from the proceeds of an offering of $185 million aggregate principal amount of 10.75% senior notes due 2011 offered in a private placement to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Concurrent with the transaction closing, the Company also completed the refinancing of its existing credit facility with GE Healthcare Financial Services, a unit of GE Commercial Finance, as agent and lender to a $40 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs.

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

Curative's Specialty Pharmacy Services business unit provides biopharmaceutical products to patients with chronic and critical disease states and related clinical services to assist these patients with their intensive disease management needs. The Company purchases various biopharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of these products. In addition to distribution, the Company also provides other support services, including education, reimbursement and provision or coordination of injection or infusion services, related to these biopharmaceutical products. The biopharmaceutical products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, respiratory syncytial virus, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis or growth hormone deficiency. Examples of biopharmaceuticals products used by the Company's patients include hemophilia clotting factor, intravenous immune globulins (or "IVIG"), MedImmune Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R). As of March 31, 2004, the Company had 218 payor contracts and 23 retail pharmacy contracts and provided services or products in at least 40 states. The Specialty Pharmacy Services business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier and through its retail pharmacies.

The following provides approximate percentages of Specialty Pharmacy Services' patient revenues for the three months ended March 31, 2004 and for the year ended December 31, 2003:

                                    March 31,    December 31,
                                      2004           2003
                                    ---------    ------------

                Private Payors        41.4%          42.5%
                Medicaid              54.6%          51.0%
                Medicare               4.0%           6.5%

Curative's Specialty Healthcare Services business unit is a leading disease management company in chronic wound care management. The Specialty Healthcare Services business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. The Company's Wound Management Program(TM) consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The Company's treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 450,000 patient cases. The Company's treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 85% for patients completing therapy. As of March 31, 2004, the Wound Care Center network consisted of 92 outpatient clinics located on or near campuses of acute care hospitals in 30 states.

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

Trade receivables: Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of March 31, 2004, the Company's reserve for accounts receivable was approximately 7% of total receivables.

Inventories: Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balances at March 31, 2004 are reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred tax assets: The Company has approximately $3 million in deferred tax assets at March 31, 2004 to offset against future income and approximately $2.3 million in deferred tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

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

Key Performance Indicators

The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                               For the three Months Ended March 31,
                                         -----------------------------------------------
                                           2004         2003       $ Change     % Change
                                         -----------------------------------------------
Specialty Pharmacy revenues              $ 59,085     $ 50,450     $  8,635         17%
Specialty Healthcare revenues               6,473        7,570       (1,097)       (14%)
                                         --------     --------     --------
Total revenues                           $ 65,558     $ 58,020     $  7,538         13%

Specialty Pharmacy revenues to total           90%          87%
Specialty Healthcare revenues to total         10%          13%
                                         --------     --------
Total                                         100%         100%

Specialty Pharmacy gross margin          $ 12,261     $ 13,063     $   (802)        (6%)
Specialty Healthcare gross margin           3,546        4,092         (546)       (13%)
                                         --------     --------     --------
Total gross margin                       $ 15,807     $ 17,155     $ (1,348)        (8%)

Specialty Pharmacy gross margin %              21%          26%
Specialty Healthcare gross margin %            55%          54%
Total gross margin %                           24%          30%

Specialty Pharmacy - SG&A                $  3,712     $  5,843     $ (2,131)       (36%)
Specialty Healthcare - SG&A                 1,036        2,120       (1,084)       (51%)
Corporate - SG&A                            5,270        3,095        2,175         70%
                                         --------     --------     --------
Total SG&A                               $ 10,018     $ 11,058     $ (1,040)        (9%)

Operating margin                         $  5,789     $  6,097     $   (308)        (5%)
Operating margin %                              9%          11%

Results of Operations

Revenues. The Company's revenues for the first quarter of 2004 increased 13% to $65.6 million compared to $58 million for the first quarter of the prior fiscal year. The increase in revenues was the result of the Specialty Pharmacy acquisitions the Company completed in 2003, as well as internal growth in Synagis(R) revenues, offset by a reduction in service revenues in the Specialty Healthcare business unit.

Product revenues, attributed entirely to the Specialty Pharmacy Services business unit, increased $8.6 million, or 17%, to $59.1 million in the first quarter of 2004 from $50.5 million in the first quarter of 2003. The increase in revenues for the first three months of 2004 compared to the same period in 2003 was primarily attributable to the Specialty Pharmacy acquisitions completed in 2003 and organic growth of approximately 12.1% in IVIG, infusables and injectables and 9.7% growth in pro forma Synagis(R) revenues, offset by a 1.2% decline in hemophilia revenues. Product revenues for the first quarter of 2004 and 2003 included the following:

                                             Three Months Ended March 31,
                                     -------------------------------------------
                                             2004                   2003
                                     --------------------   --------------------
                                                  % of                   % of
                                                Specialty              Specialty
                                        In      Pharmacy       In      Pharmacy
                                     millions   Revenues    millions   Revenues
                                     --------   ---------   --------   ---------
Hemophilia                            $ 27.7         47%     $ 28.6         57%
IVIG, infusables and injectables(1)      4.8          8%        4.0          8%
Synagis(R)                              23.0         39%       16.8         33%
Oncology                                 1.6          3%         --          -%
Other(2)                                 2.0          3%        1.1          2%
                                      ------     ------      ------     ------
Total Specialty Pharmacy revenues     $ 59.1        100%     $ 50.5        100%
                                      ======     ======      ======     ======

(1)   Includes IVIG, Remicade(R) and growth hormone products

(2) Other includes, but is not limited to, products such as oral medications, Avonex(R), Rebetron(R), Betaseron(R), Rebif(R) and Enbrel(R)

As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales will be recorded in the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Specialty Healthcare Services business unit, decreased 14% to $6.5 million in the first quarter of 2004 from $7.6 million in the first quarter of 2003. The service revenues decrease of $1.1 million for the first quarter 2004 was attributed to contract renegotiations resulting in lower average revenues per program and the conversion over the last 12 months of 4 under arrangement programs to management service programs where revenues are lower. For the first quarter of 2004, the Company signed six new Wound Care Management contracts and no contracts were terminated. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Specialty Healthcare Services business unit revenue.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Pharmacy Services business unit, increased 25% to $46.8 million in the first quarter 2004 from $37.4 million in the first quarter of 2003. The increase of $9.4 million for the first quarter of 2004 was attributed to the internal growth of Synagis(R) revenues and the inclusion of product revenues from the Specialty Pharmacy acquisitions completed in 2003. As a percentage of product sales, cost of product sales for the first quarter of 2004 was 79% compared to 74% for the same period in 2003, primarily the result of a higher percentage of Synagis(R) revenues in 2004 which typically carry a lower gross margin than the Company's other products.

Cost of Services. Cost of services, attributed entirely to the Specialty Healthcare Services business unit, decreased 16% to $2.9 million in the first quarter of 2004 from $3.5 million in the first quarter of 2003. The decrease of $0.6 million for the first quarter compared to the same period in 2003 was attributed to the conversion over the last 12 months of 4 under arrangement programs to management service programs where expenses are lower. As a percentage of service revenues, cost of services for the first quarter of 2004 was 45% compared to 46% for the same period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1 million, or 9%, to $10 million for the first quarter of 2004 from $11.1 million for the same period in 2003. For the first quarter of 2004, selling, general and administrative expenses consisted of $3.7 million related to the Specialty Pharmacy Services business, $1 million related to the Specialty Healthcare Services business and $5.3 million related to corporate services, including $0.2 million in charges related to litigation costs of Prescription City and integration costs of the CCS acquisition. The decrease of $1 million was due to the inclusion of $0.2 million in charges in the first three months of 2004 compared to $2.7 million in charges for the same period of 2003, offset by increases due to acquisitions completed in 2003 and growth in corporate departments to support the acquisitions. The charges incurred in 2003 were related to costs of the Company's consolidation of its pharmacy operations and severances related to executive departures. As a percentage of revenues, selling, general and administrative expenses were 15% in the first quarter of 2004 compared to 19% percent for same period in 2003.

Net Income. Net income was $3.1 million, or $.23 per diluted share, in the first quarter of 2004 compared to $3.4 million, or $.25 per diluted share, in the first quarter of 2003.

Liquidity and Capital Resources

Working capital was $24.9 million at March 31, 2004 compared to $25.5 million at December 31, 2003. Total cash and cash equivalents at March 31, 2004 was $1.5 million. The ratio of current assets to current liabilities was 1.5 to 1 at March 31, 2004 and December 31, 2003.

Cash flows provided by operating activities for the three months ended March 31, 2004 totaled $2.2 million, primarily attributable to the $3.1 million in net income, $0.9 million in depreciation and amortization and a decrease of $1.6 million in inventories, offset by an increase of $2.9 million in accounts receivable, net, and a decrease of approximately $0.9 million in accounts payable and accrued expenses.

Cash flows provided by investing activities totaled $1.3 million attributable to proceeds of approximately $2.3 million from Accordant Health Services, offset by $0.5 million cash used in acquisitions and $0.5 million used in fixed asset purchases.

Cash flows used in financing activities totaled $3.1 million attributable to $3.3 million used in repayments of debt obligations offset by approximately $0.2 million in proceeds from the exercise of stock options.

During the first three months of 2004, the Company experienced a net increase in accounts receivable of $3 million attributed to the Specialty Pharmacy acquisitions, growth in specialty pharmacy revenues and an increase in accounts receivable days outstanding. Days sales outstanding were 84 days at March 31, 2004, as compared to 78 days at December 31, 2003. At March 31, 2004, days sales outstanding for the

Specialty Pharmacy Services business unit was 84 days and for the Specialty Healthcare Services business unit, days sales outstanding was 72 days.

As of March 31, 2004, the Company's current portion of long-term liabilities of $7.9 million included $4 million representing the current portion of the Company's borrowings from its commercial lender, $2 million representing the current portion of the Department of Justice ("DOJ") obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex Therapeutic Care, Inc. ("Apex") in February 2002 and $1 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. At March 31, 2004, the Company's long-term liabilities of $34.4 million included $1.5 million related to the DOJ obligation, a $1.9 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex, $3 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002 and $28 million in borrowed funds from the Company's commercial lender.

The Company's current portion of long-term liabilities and long-term liabilities decreased $5.2 million to $42.3 million at March 31, 2004 compared to $47.5 million at December 31, 2003. The 11% decrease is due to the conversion of $1.2 million related to the Infinity note, principal payments and a lower revolver balance.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Pharmacy Services business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of March 31, 2004, the Company had a $3.5 million obligation, payable over approximately two years, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $38.8 million payable over various periods through 2007. In April 2004, the Company completed the acquisition of CCS for total consideration of approximately $150 million in cash. The purchase price was paid with the proceeds from an offering of $185 million aggregate principal amount of 10.75% senior notes due 2011 offered in a private placement to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Concurrent with the transaction closing, the Company also completed the refinancing of its existing credit facility with GE Healthcare Financial Services, a unit of GE Commercial Finance, as agent and lender to a $40 million senior secured revolving credit facility to support permitted acquisitions, and future working capital and general corporate needs. Upon completion of the CCS transaction, the Company had approximately $24.5 million of availability under its revolving credit facility. The Company expects that, based on its current business plan, its expected operating cash flow and existing credit facilities will be sufficient to meet working capital needs and a minimal number of acquisitions. Any acquisitions of substantial size will require the Company to either increase its credit facilities, issue equity or offer some combination of both debt and equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2004, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company intends to cooperate fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the Company terminated Paul Frank, the former principal shareholder of Prescription City. The Company also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. The Company has filed a complaint in the Southern District of New York against Paul Frank and Prescription City, and such complaint has not yet been served on those parties.

Item 2. Changes in Securities and Use of Proceeds

(c)(ii)     Conversion of Notes

            In January 2004, the Company issued an aggregate of 72,715 shares of common stock upon the conversion of $1.2 million of convertible notes held by certain former shareholders of Infinity Infusion Care, Ltd. which was acquired by the Company in June 2002. The issuance of the shares was affected without registration under the Securities Act in reliance on Section 3(9) of that Act as an exchange of securities by an issuer with its existing security holders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 5. Other Information

(b) On February 12, 2004, the Company adopted Corporate Governance Guidelines which contains procedures by which security holders may recommend nominees to the Company's Board of Directors. Under these guidelines, shareholders desiring to recommend nominations to the Board are required to submit such recommendations by written notice to the secretary of the Company. Such notice must be received at the Company's principal executive offices at least 60 days before the date that is one year after the prior year's meeting. Such notice shall set forth (i) the name and record address of both the stockholder and of any beneficial owner on whose behalf the nomination is being made ("Beneficial Owner"); (ii) the class and number of shares of the Company owned by both the stockholder and by any Beneficial Owner; (iii) the name, age, business address, principal occupation or employment and residence address of each nominee; and (iv) the class and number of shares owned by each nominee. The Company's

            Governance Committee shall consider any recommendations made by the shareholders in the manner prescribed as it considers appropriate, and evaluate any nominees so recommended in accordance with the standards for director candidates set forth in the Company's Corporate Governance Guidelines.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      --------

      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.1      Risk Factors

      The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 % of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b)   Form 8-K
      --------

      Form 8-K filed February 25, 2004, furnishing under Item 12 a press release announcing the Company's results of operations and financial condition for the completed fiscal quarter and full-year ended December 31, 2003.

      Form 8-K filed March 9, 2004, reporting under Item 5 a press release announcing the Company's entering into a definitive agreement to acquire the capital stock of Critical Care Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004

                                        Curative Health Services, Inc.
                                        (Registrant)

                                        /s/ Joseph Feshbach
                                        -------------------
                                            Joseph Feshbach
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)


                                        /s/ Thomas Axmacher
                                        -------------------
                                            Thomas Axmacher
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)