Form 10-Q
period 2004-06-30
CURATIVE HEALTH SERVICES INC
filed 2004-08-09
CIK 1238631

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

For the quarterly period ended June 30, 2004

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

      As of July 30, 2004, there were 12,919,294 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I     Financial Information                                                          Page No.
---------------------------------------------------------------------------------------------------
Item 1     Financial Statements:

           Condensed Consolidated Statements of Operations                                   3
                 Three and Six Months ended June 30, 2004 and 2003

           Condensed Consolidated Balance Sheets                                             4
                 June 30, 2004 and December 31, 2003

           Condensed Consolidated Statements of Cash Flows                                   5
                 Six Months ended June 30, 2004 and 2003

           Notes to Condensed Consolidated Financial Statements                              6

Item 2     Management's Discussion and Analysis of Financial Condition                       16
                 and Results of Operations

Item 3     Quantitative and Qualitative Disclosures About Market Risk                        24

Item 4     Controls and Procedures                                                           24

Part II    Other Information                                                              Page No.
---------------------------------------------------------------------------------------------------

Item 1     Legal Proceedings                                                                 25

Item 2     Changes in Securities and Use of Proceeds                                         25

Item 4     Submission of Matters to a Vote of Security Holders                               26

Item 6     Exhibits and Reports on Form 8-K                                                  27

           Signatures                                                                        30

Part I Financial Information

Item 1. Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended           Six Months Ended
                                                    June 30                     June 30
                                                2004        2003            2004         2003
                                              --------    --------       ---------    ---------
Revenues:
   Products                                   $ 57,698    $ 37,373       $ 116,784    $  87,823
   Services                                      6,742       7,316          13,214       14,886
                                              --------    --------       ---------    ---------
        Total revenues                          64,440      44,689         129,998      102,709

Costs and operating expenses:
   Cost of product sales                        46,586      25,168          93,411       62,555
   Cost of services                              2,972       3,382           5,899        6,860
   Selling, general and administrative          16,176       9,776          26,193       20,834
                                              --------    --------       ---------    ---------
     Total costs and operating expenses         65,734      38,326         125,503       90,249
                                              --------    --------       ---------    ---------

(Loss) income from operations                   (1,294)      6,363           4,495       12,460

Other income                                       101           2             108            4

Interest expense                                (3,993)       (525)         (4,609)      (1,012)
                                              --------    --------       ---------    ---------

(Loss) income before income taxes               (5,186)      5,840              (6)      11,452

Income tax (benefit) provision                  (2,054)      2,307              (8)       4,524
                                              --------    --------       ---------    ---------

Net (loss) income                             $ (3,132)   $  3,533       $       2    $   6,928
                                              ========    ========       =========    =========

Net (loss) income per common share, basic     $   (.24)   $    .29       $     .00    $     .57
                                              ========    ========       =========    =========

Net (loss) income per common share, diluted   $   (.24)   $    .26(i)    $     .00    $     .51(i)
                                              ========    ========       =========    =========

Weighted average common shares, basic           13,092      12,378          13,087       12,299
                                              ========    ========       =========    =========

Weighted average common shares, diluted         13,092      13,797          13,827       13,864
                                              ========    ========       =========    =========

(i)   Calculated under the "as if converted" method. See Note 3.

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                              June 30, 2004    December 31, 2003
                                                              -------------    -----------------
ASSETS
Current assets:
Cash and cash equivalents                                       $   1,181           $   1,072
Accounts receivable, net                                           76,027              55,217
Inventories                                                        10,484              11,237
Prepaids and other current assets                                   4,955               4,270
Deferred tax assets                                                 3,680               2,984
                                                                ---------           ---------
   Total current assets                                            96,327              74,780

Property and equipment, net                                        11,106               7,890
Intangibles subject to amortization, net                           21,874               1,463
Intangibles not subject to amortization (trade names)               1,615                 682
Goodwill                                                          255,054             147,895
Other assets                                                       14,206               1,228
                                                                ---------           ---------
   Total assets                                                 $ 400,182           $ 233,938
                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                $  19,655           $  28,892
Accrued expenses                                                   22,411              11,502
Deferred taxes                                                      1,007               1,007
Current portion of long-term liabilities                            3,871               7,911
Other current liabilities                                             336                  --
                                                                ---------           ---------
   Total current liabilities                                       47,280              49,312

Long-term liabilities                                             200,320              39,599
Deferred taxes                                                      1,752               1,307
Other long-term liabilities                                         5,779                  --
                                                                ---------           ---------
   Total long-term liabilities                                    207,851              40,906

Stockholders' equity:
Common stock                                                          128                 127
Additional paid in capital                                        116,410             115,082
Retained earnings                                                  30,120              30,118
Notes receivable - stockholders                                    (1,607)             (1,607)
                                                                ---------           ---------
   Total stockholders' equity                                     145,051             143,720
                                                                ---------           ---------

   Total liabilities and stockholders' equity                   $ 400,182           $ 233,938
                                                                =========           =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30
                                                                            2004           2003
                                                                         ---------       --------
OPERATING ACTIVITIES:
Net income                                                               $       2       $  6,928
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation and amortization                                             2,334          1,184
   Provision for doubtful accounts                                             476          1,849
   Amortization of deferred financing fees                                     438             --
   Changes in operating assets and liabilities, net of effects from
   Specialty Infusion acquisitions:
     Accounts receivable                                                     7,258         (4,101)
     Inventories                                                             3,913          3,182
     Prepaids and other                                                        174            (87)
     Accounts payable and accrued expenses                                 (13,463)        (4,944)
                                                                         ---------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    1,132          4,011

INVESTING ACTIVITIES:
Proceeds from Investment in Accordant Health Services, Inc.                  2,327             --
Specialty Infusion acquisitions, net of cash acquired                     (152,765)       (22,868)
Purchases of property and equipment                                         (1,161)        (2,841)
                                                                         ---------       --------

NET CASH USED IN INVESTING ACTIVITIES                                     (151,599)       (25,709)

FINANCING ACTIVITIES:
Net proceeds from long-term borrowings                                     173,685             --
Shares repurchased and retired                                                  --         (1,524)
Proceeds from exercise of stock options                                        162          2,432
Proceeds from repayment of notes receivable - stockholders                      --            780
Borrowing from credit facilities, net of repayment                             743         31,733
Repayments of long-term liabilities                                        (24,014)       (13,368)
                                                                         ---------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  150,576         20,053
                                                                         ---------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           109         (1,645)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,072          2,643
                                                                         ---------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   1,181       $    998
                                                                         =========       ========

SUPPLEMENTAL INFORMATION
Interest paid                                                            $   1,012       $  1,015
                                                                         =========       ========
Income taxes paid                                                        $     977       $  3,994
                                                                         =========       ========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and a non-recurring revenue adjustment of approximately $1 million (reduction to revenue) - see
Note 10) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

In this quarterly report on Form 10-Q, "Curative" or the "Company" refers collectively to Curative Health Services, Inc. and its consolidated subsidiaries, including Critical Care Systems, Inc. ("CCS"). With the acquisition of CCS (see Note 4), the Company is repositioning its Specialty Pharmacy Services business unit to focus on the specialty infusion market which is a hybrid of the specialty pharmacy and traditional home infusion industries. In connection with this repositioning, the Company has changed the name of its Specialty Pharmacy Services business unit to Specialty Infusion business unit and the name of its Specialty Healthcare Services business unit to Wound Care Management business unit. For ease of reference, the names of these business units have been standardized throughout this quarterly report on Form 10-Q regardless of whether the discussion pertains to periods prior to or after the name changes.

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

The following table illustrates the effect on net (loss) income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

                                                                   Three Months Ended                Six Months Ended
                                                                         June 30                          June 30
                                                                    2004           2003             2004           2003
                                                                  --------       --------         --------       --------
Net (loss) income                                                 $ (3,132)      $  3,533         $      2       $  6,928
Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of related tax effects                                       1,274          1,193            2,249          2,325
                                                                  --------       --------         --------       --------
Pro forma net (loss) income                                       $ (4,406)      $  2,340         $ (2,247)      $  4,603
                                                                  ========       ========         ========       ========

(Loss) earnings per share:
    Basic - as reported                                           $   (.24)      $    .29         $    .00       $    .57
    Basic - pro forma                                                 (.34)           .19             (.17)           .37

    Diluted - as reported                                         $   (.24)      $    .26(i)      $    .00       $    .51(i)
    Diluted - pro forma                                               (.34)           .17(i)          (.19)           .34(i)

(i)   Calculated under the "as if converted" method. See Note 3.

Note 2. Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year classifications.

Note 3. Net (Loss) Income per Common Share

Net (loss) income per common share, basic, is computed by dividing the net
(loss) income by the weighted average number of common shares outstanding. Net
(loss) income per common share, diluted, is computed by dividing adjusted net
(loss) income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted earnings per share (in thousands):

                                                                   Three Months Ended               Six Months Ended
                                                                         June 30                         June 30
                                                                    2004           2003             2004           2003
                                                                  --------       --------         --------       --------
Weighted average shares, basic                                      13,092         12,378           13,087         12,299
Effect of dilutive stock options and convertible notes                  --          1,419              740          1,565
                                                                  --------       --------         --------       --------
Weighted average shares, diluted                                    13,092         13,797           13,827         13,864
                                                                  ========       ========         ========       ========

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Net (Loss) Income per Common Share (continued)

Adjusted net (loss) income and net (loss) income per common share, diluted, for the three and six months ended June 30, 2004 and 2003 were computed as follows (in thousands, except per share data):

                                                                    Three Months Ended              Six Months Ended
                                                                          June 30                        June 30

                                                                    2004           2003             2004           2003
                                                                  --------       --------         --------       --------
Net (loss) income, as reported                                    $ (3,132)      $  3,533         $      2       $  6,928
Add back interest related to convertible notes, net of tax              31             65               63            131
                                                                  --------       --------         --------       --------
Adjusted net (loss) income                                        $ (3,101)      $  3,598         $     65       $  7,059
                                                                  ========       ========         ========       ========

Net (loss) income per common share, diluted                       $   (.24)(1)   $    .26         $    .00       $    .51
                                                                  ========       ========         ========       ========

Weighted average shares, diluted                                    13,092         13,797           13,827         13,864
                                                                  ========       ========         ========       ========

In accordance with SFAS No. 128, "Earnings Per Share," net (loss) income per common share, diluted, for the three and six months ended June 30, 2004 and 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net (loss) income, the numerator, tax effected interest expense relating to those convertible notes.

(i) Basic shares of 13,092 were used to calculate net loss per common share as using the effects of stock options and convertible notes would have an anti-dilutive effect on earnings per share.

Note 4. Specialty Infusion Acquisitions

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

On June 10, 2003, the Company acquired certain assets of Prescription City, Inc. ("Prescription City"), a Spring Valley, New York, specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. The purchase price for Prescription City was $17.5 million. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending a final valuation.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Infusion Acquisitions (continued)

As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company has cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the Company terminated Paul Frank, the former principal shareholder of Prescription City. The Company also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. The Company has filed a complaint in the Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. Such litigation is pending, and the outcome is uncertain at this time.

On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services, for a total consideration of approximately $152.8 million in cash, including a working capital payment of approximately $2.8 million. CCS focuses on delivering four principal therapies: hemophilia clotting factor, intravenous immunoglobulin ("IVIG"), Total Parenteral Nutrition and anti-infective therapies. The Company financed the acquisition of CCS with a portion of the proceeds from the Company's offering of $185 million aggregate principal amount of 10.75% senior notes due 2011, offered to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and additional borrowings under the Company's refinanced credit facility with GE Healthcare Financial Services, a unit of GE Commercial Finance, as agent and lender. Both the offering of senior notes and the refinancing of the Company's existing credit facility were completed on April 23, 2004, concurrent with the closing of the acquisition of CCS.

The Company acquired approximately $38.7 million of CCS's assets, including $28.6 million in accounts receivable, $3.2 million in inventory and $3.3 million in fixed assets. The Company also assumed approximately $13.9 million of CCS's liabilities, including $1.4 million recorded in accrued expenses related to severance costs associated with the terminations of 10 CCS employees. As of June 30, 2004, the Company paid nearly all of such costs, leaving a remaining accrued liability balance of approximately $0.05 million. The excess of the acquisition cost over the fair value of identifiable tangible net assets acquired was approximately $125.2 million, consisting of approximately $20.5 million in payor contracts and $0.2 million in covenants not to compete, which are being amortized over 17 years and 4 years, respectively, from the date of acquisition, and trade name and goodwill of approximately $0.9 million and $107 million, respectively, which are not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a final valuation.

The acquisitions described above (collectively the "specialty infusion acquisitions") were consummated for purposes of expanding the Company's Specialty Infusion business and were accounted for using the purchase method of accounting. The accounts of the specialty infusion acquisitions and related goodwill and intangibles are included in the accompanying condensed consolidated balance sheets. The operating results of the specialty infusion acquisitions are included in the accompanying condensed consolidated statements of operations from the dates of acquisition.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Infusion Acquisitions (continued)

Unaudited pro forma amounts for the three and six months ended June 30, 2004 and 2003, assuming the specialty infusion acquisitions had occurred on January 1, 2003 are as follows (in thousands, except per share data):

                                            Three Months Ended                Six Months Ended
                                                  June 30                          June 30
                                            2004          2003              2004              2003
                                          --------       -------         ---------          --------
Revenues                                  $ 71,830       $71,583         $ 163,548          $159,463
Net (loss) income                         $ (3,650)      $ 2,712         $  (2,859)         $  5,373
Net (loss) income per share, diluted      $   (.21)      $   .20(i)      $    (.28)(i)      $    .39(i)

(i)   Calculated under the "as if converted" method. See Note 3.

The pro forma amounts for the three and six months ended June 30, 2004 and 2003 give effect to: (i) the Company's offering of $185 million aggregate principal amount of 10.75% senior notes due 2011; (ii) the refinancing of the Company's revolving credit facility and (iii) specialty infusion acquisitions as if these transactions occurred on January 1, 2003. The above pro forma amounts include adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments.

The pro forma operating results shown above are not necessarily indicative of operations in the periods following acquisitions.

Note 5. Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases various biopharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of, and other support services, including education, reimbursement and the provision or coordination of injection or infusion services related to, these biopharmaceutical products, including Synagis(R) for the prevention of respiratory syncytial virus. Revenues from Synagis(R) sales for the three and six months ended June 30, 2004 were approximately $1.6 million and $24.6 million, respectively. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information (continued)

In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs.

The Company evaluates segment performance based on (loss) income from operations. For the three months ended June 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 63% for Specialty Infusion and 37% for Wound Care Management. For the six months ended June 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 61% for Specialty Infusion and 39% for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                                At and for the three months ended June 30, 2004
                                           ----------------------------------------------------------
                                             Specialty              Wound Care
                                              Infusion              Management             Total
                                           ---------------      -------------------     -------------
      Revenues                               $  57,698               $  6,742            $  64,440
      (Loss) income from operations          $  (2,289)              $    995            $  (1,294)
      Total assets                           $ 368,733               $ 31,449            $ 400,182



                                                At and for the three months ended June 30, 2003
                                           ----------------------------------------------------------
                                             Specialty              Wound Care
                                              Infusion              Management             Total
                                           ---------------      -------------------     -------------
      Revenues                               $  37,373               $  7,316            $  44,689
      Income from operations                 $   5,549               $    814            $   6,363
      Total assets                           $ 204,437               $  8,526            $ 212,963


                                                 At and for the six months ended June 30, 2004
                                           ----------------------------------------------------------
                                             Specialty              Wound Care
                                              Infusion              Management             Total
                                           ---------------      -------------------     -------------
      Revenues                               $ 116,784               $ 13,214            $ 129,998
      Income from operations                 $   3,075               $  1,420            $   4,495
      Total assets                           $ 368,733               $ 31,449            $ 400,182


                                                 At and for the six months ended June 30, 2003
                                           ----------------------------------------------------------
                                             Specialty              Wound Care
                                              Infusion              Management             Total
                                           ---------------      -------------------     -------------
      Revenues                               $  87,823               $ 14,886            $ 102,709
      Income from operations                 $  10,646               $  1,814            $  12,460
      Total assets                           $ 204,437               $  8,526            $ 212,963

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Employee and Facility Termination Costs

In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded a charge of $1.6 million in the same period related to this activity.

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation at and for the three and six months ended June 30 (in thousands):

                                                      At and for the three months ended June, 30, 2004
                                          -------------------------------------------------------------------------
                                            Beginning      Costs Charged         Costs Paid or          Ending
                                             Balance         To Expense        Otherwise Settled       Balance
                                             -------         ----------        -----------------       -------
      Employee termination costs                $ 39            $ --                 $ --                 $ 39
      Facility termination costs                 371              --                   60                  311
                                                ----            ----                 ----                 ----
                                                $410            $ --                 $ 60                 $350
                                                ====            ====                 ====                 ====


                                                       At and for the six months ended June, 30, 2004
                                          -------------------------------------------------------------------------
                                            Beginning      Costs Charged         Costs Paid or          Ending
                                             Balance         to Expense        Otherwise Settled       Balance
                                             -------         ----------        -----------------       -------
      Employee termination costs                $ 39            $ --                 $ --                 $ 39
      Facility termination costs                 431              --                  120                  311
                                                ----            ----                 ----                 ----
                                                $470            $ --                 $120                 $350
                                                ====            ====                 ====                 ====

In 2004, the Company expects to pay out approximately $0.3 million of these accrued costs and the remainder in subsequent years.

Note 7. Changes in Capital Structure

During the first six months of 2004, the Company had the following significant changes in capital structure:

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

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Instruments, Hedging Activities and Debt

The Company has adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements require that all derivative instruments be recorded on the consolidated balance sheets at their respective fair values as either assets or liabilities.

In conjunction with the acquisition of CCS on April 23, 2004, the Company offered to eligible purchasers $185 million aggregate principal amount of 10.75% senior subordinated notes due May 1, 2011 (the "Notes") which bear interest at 10.75%, payable semi-annually. In addition, the Company entered into a $90 million notional amount interest rate swap agreement. This agreement is used by the Company to effectively modify its exposure to interest rate risk by converting its fixed-rate debt to a floating rate liability. Under the agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011.

The swap is a fair value hedge. As a result, changes in fair value of the hedge are recognized in each period in earnings. Additionally, the portion of the debt that has been hedged has been marked to fair value (discount of $3.7 million), with a recognition of the change in fair value during the period in earnings. The Company is exposed to the risk of interest rate changes and credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

As of June 30, 2004, the Company recognized a net gain of approximately $0.1 million (net of tax) related to the recording of the hedged debt and the swap at fair value (recorded in other income). The fair value of the swap agreement as of June 30, 2004 was approximately $3.7 million and is recorded in other long-term liabilities.

Also in conjunction with the acquisition of CCS on April 23, 2004, the Company completed the refinancing of its existing credit facility with GE Healthcare Financial Services, a unit of GE Commercial Finance, as agent and lender to a $40 million senior secured revolving credit facility to support permitted acquisitions, and future working capital and general corporate needs. At that time, the Company paid off its existing revolver and term loan in the amounts of $13.6 million and $24 million, respectively. The amended and restated revolving credit facility is an asset backed facility, with availability based upon the Company's balance of eligible accounts receivable and inventory, offset by approximately $7.5 million held against that availability as a reserve for the Company's hedge agreement. A commitment fee of approximately $0.9 million was paid upon closing of the amended and restated agreement, the cost of which will be amortized over the remaining term of the loan. As of June 30, 2004, the Company had approximately $26 million of availability under its revolving credit facility. The facility also contains certain financial covenants which are measured quarterly during the term of the facility which expires in July, 2008. As of June 30, 2004, the Company was in compliance with those covenants.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Note Guarantees

On April 23, 2004, the Company issued the Notes under an Indenture (the "Indenture"), dated April 23, 2004, among the Company, its subsidiaries and Wells Fargo Bank, National Association. The Notes are jointly and severally guaranteed by all of the Company's existing and future restricted subsidiaries ("Restricted Subsidiaries"), as defined in the Indenture, on a full and unconditional basis, and no separate consideration will be received for the issuance of these guarantees. However, under certain circumstances, the Company may be permitted to designate any of its Restricted Subsidiaries as "Unrestricted Subsidiaries."

The Company has no assets or operations independent of its Restricted Subsidiaries. Furthermore, as of April 23, 2004, there were no significant restrictions on the ability of any Restricted Subsidiary to transfer to the Company, without consent of a third party, any of such Restricted Subsidiary's assets, whether in the form of loans, advances or cash dividends.

Note 10. Medi-Cal Reimbursement Reduction

Approximately 16% and 17% of the Company's total revenues for the three and six months ended June 30, 2004, respectively, were derived from the California state funded health programs. The California state legislature in 2003 passed legislation that modifies the reimbursement methodology for blood-clotting factors under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products will be reimbursed based upon Average Selling Price ("ASP"), as provided by the manufacturers, plus 20%.

In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. The California Department of Health Services ("DHS") has filed an appeal of such decision with the federal Ninth Circuit Court of Appeals, which should be heard by the Court later this year. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California recently implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

In May 2004, DHS issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004, but did not specify actual reimbursement rates. On or about July 9, 2004, DHS published a notice in the California Regulatory Notice Register advising that persons wanting to find out the latest rates could obtain the information from Electronic Data Systems. Based on information the Company has received regarding such rates, the Company believes that such revised rates could result in substantially greater cuts than the guidance previously provided by DHS representatives had indicated, amounting to approximately a 30-40% cut from current rates. In light of these cuts, the Company has considered restructuring, reducing or withdrawing services currently provided to Medi-Cal beneficiaries, and has taken certain cost-reduction measures, including eliminating certain customer sales and services management and field positions.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Medi-Cal Reimbursement Reduction (continued)

On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood clotting factor. The Court denied an application for a temporary restraining order in the case on the grounds that, because DHS had not revealed the new rates, there was insufficient evidence that a withdrawal of blood clotting factor providers from the Medi-Cal program was imminent. This case is still pending. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS has removed the case to the United States District Court for the Eastern District of California, and a hearing has been held to remand the case back to the state court. The ultimate outcomes of these litigations are uncertain at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc., through its two business units, Specialty Infusion and Wound Care Management, seeks to deliver high-quality care and clinical results that result in high patient satisfaction for patients experiencing serious or chronic medical conditions.

Curative's Specialty Infusion business unit provides biopharmaceutical and compounded pharmaceutical products to patients with chronic and critical disease states and related clinical services to assist these patients with their intensive disease management needs. The Company purchases various biopharmaceutical and other pharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of these products. In addition to distribution, the Company also provides other support services, including education, reimbursement and provision or coordination of injection or infusion services, related to these biopharmaceutical and other pharmaceutical products. The products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, gastrointestinal illnesses that prohibit oral digestion and other severe conditions requiring nutritional support, respiratory syncytial virus, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis or growth hormone deficiency. Examples of biopharmaceutical products used by the Company's patients include hemophilia clotting factor, intravenous immune globulins (or "IVIG"), MedImmune, Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R). Examples of other pharmaceutical products used by the Company's patients include compounded pharmaceuticals such as total parenteral nutrition products and anti-infectives. As of June 30, 2004, the Company had 423 payor contracts and 20 retail pharmacy contracts and provided services or products in at least 40 states. The Specialty Infusion business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier and through its retail pharmacies.

The following provides approximate percentages of Specialty Infusion patient revenues for the six months ended June 30, 2004 and for the year ended December 31, 2003:

                                         June 30,       December 31,
                                           2004             2003
                                        ----------     --------------

                 Private Payors            49.3%            42.5%
                 Medicaid                  44.3%            51.0%
                 Medicare                   6.4%             6.5%

Curative's Wound Care Management business unit is a leading disease management company specializing in chronic wound care management. The Wound Care Management business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. The Company's Wound Management Program consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The Company's treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 460,000 patient cases. The Company's treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 85% for patients completing therapy. As of June 30, 2004, the Wound Care Center(R) network consisted of 91 outpatient clinics located on or near campuses of acute care hospitals in 30 states.

Recent Developments

California Medi-Cal Reimbursement Reduction

Approximately 16% and 17% of the Company's total revenues for the three and six months ended June 30, 2004, respectively, were derived from the California state funded health programs. The California state legislature in 2003 passed legislation that modifies the reimbursement methodology for blood-clotting factors under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products will be reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

In addition, payments for Medi-Cal and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS has filed an appeal of such decision with the federal Ninth Circuit Court of Appeals, which should be heard by the Court later this year. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California recently implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

In May 2004, DHS issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004, but did not specify actual reimbursement rates. On or about July 9, 2004, DHS published a notice in the California Regulatory Notice Register advising that persons wanting to find out the latest rates could obtain the information from Electronic Data Systems. Based on information the Company has received regarding such rates, the Company believes that such revised rates could result in substantially greater cuts than the guidance previously provided by DHS representatives had indicated, amounting to approximately a 30-40% cut from current rates. In light of these cuts, the Company has considered restructuring, reducing or withdrawing services currently provided to Medi-Cal beneficiaries, and has taken certain cost-reduction measures, including eliminating certain customer sales and services management and field positions.

On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood clotting factor. The Court denied an application for a temporary restraining order in the case on the grounds that, because DHS had not revealed the new rates, there was insufficient evidence that a withdrawal of blood clotting factor providers from the Medi-Cal program was imminent. This case is still pending. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS has removed the case to the United States District Court for the Eastern District of California, and a hearing has been held to remand the case back to the state court. The ultimate outcomes of these litigations are uncertain at this time.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes, intangibles and derivatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements:

Revenue recognition. Specialty Infusion revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office, or when the service is provided. Wound Care Management revenues are recognized after the management services are rendered and are billed monthly in arrears.

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

Inventories. Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at June 30, 2004 is reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred taxes. The Company had approximately $3.7 million in deferred tax assets at June 30, 2004 and approximately $2.8 million in deferred tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of the separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Derivative Instruments and Hedging Activities. The Company has an interest-rate swap to hedge a portion of its fixed-rate senior notes. The Company accounts for its hedging instrument under the provisions of SFAS No. 133, as amended by SFAS Nos. 138 and 149, which require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Adjustments in fair value are recognized in earnings in the period of the change. The Company is exposed to the risk of interest rate changes and credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

Key Performance Indicators

The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                                           For the six months ended June 30
                                                   -------------------------------------------------
                                                     2004           2003         $ Change   % Change
                                                   -------------------------------------------------
      Specialty Infusion revenues                  $116,784       $ 87,823       $ 28,961       33%
      Wound Care Management revenues                 13,214         14,886         (1,672)     (11%)
                                                   --------       --------       --------
      Total revenues                               $129,998       $102,709       $ 27,289       27%

      Specialty Infusion revenues to total               90%            86%
      Wound Care Management revenues to total            10%            14%
                                                   --------       --------
      Total                                             100%           100%

      Specialty Infusion gross margin              $ 23,373       $ 25,268       $ (1,895)      (7%)
      Wound Care Management gross margin              7,315          8,026           (711)      (9%)
                                                   --------       --------       --------
      Total gross margin                           $ 30,688       $ 33,294       $ (2,606)      (8%)

      Specialty Infusion gross margin %                  20%            29%
      Wound Care Management gross margin %               55%            54%
      Total gross margin %                               24%            32%

      Specialty Infusion - SG&A                    $ 14,277       $  9,886       $  4,391       44%
      Wound Care Management - SG&A                    2,046          2,337           (291)     (12%)
      Corporate - SG&A                                9,870          8,611          1,259       15%
                                                   --------       --------       --------
      Total SG&A                                   $ 26,193       $ 20,834       $  5,359       26%

      Operating margin                             $  4,495       $ 12,460       $ (7,965)     (64%)
      Operating margin %                                  3%            12%

Results of Operations

Revenues. The Company's revenues for the second quarter of 2004 increased $19.8 million, or 44%, to $64.4 million compared to $44.7 million for the second quarter of the prior fiscal year. For the first six months of 2004, revenues increased $27.3 million, or 27%, to $130 million from $102.7 million for the same period in 2003. The increases in revenues for the three and six months of 2004 compared to the same periods in 2003 were the result of the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a slight reduction in service revenues in the Wound Care Management business unit.

Product revenues, attributed entirely to the Specialty Infusion business unit, increased $20.3 million, or 54%, to $57.7 million in the second quarter of 2004 from $37.4 million in the second quarter of 2003. For the first six months of 2004, product revenues increased $29 million, or 33%, to $116.8 million compared to $87.8 million for the same period in 2003. The increases in product revenues for the three and six months of 2004 compared to the same periods in 2003 were primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs. Product revenues for the three and six months ended June 30, 2004 and 2003 included the following:

                                                    Three Months Ended June 30
                                        ------------------------------------------------
                                                 2004                     2003
                                        -----------------------   ----------------------
                                                       % of                     % of
                                                     Specialty                Specialty
                                            In        Infusion       In        Infusion
                                         millions     Revenues    millions     Revenues
                                        ------------------------------------------------
Hemophilia                                 $29.7         51%        $28.7         77%
IVIG, infusables and injectables(1)          7.4         13%          4.7         12%
Antibiotics                                  7.2         13%           --         --
Synagis(R)                                   1.6          3%          1.5          4%
Oncology                                     1.8          3%          0.8          2%
TPN                                          3.1          5%           --         --
Other(2)                                     6.9         12%          1.7          5%
                                           -----        ---         -----        ---
Total Specialty Infusion revenues          $57.7        100%        $37.4        100%
                                           =====        ===         =====        ===

                                                    Six Months Ended June 30
                                        ------------------------------------------------
                                                 2004                     2003
                                        -----------------------   ----------------------
                                                       % of                     % of
                                                     Specialty                Specialty
                                            In        Infusion       In        Infusion
                                         millions     Revenues    millions     Revenues
                                        ------------------------------------------------
Hemophilia                                 $ 57.4        49%        $57.2         65%
IVIG, infusables and injectables(1)          12.3        10%          8.7         10%
Antibiotics                                   7.2         6%           --         --
Synagis(R)                                   24.6        21%         18.3         21%
Oncology                                      3.4         3%          0.8          1%
TPN                                           3.1         3%           --         --
Other(2)                                      8.8         8%          2.8          3%
                                           ------       ---         -----        ---
Total Specialty Infusion revenues          $116.8       100%        $87.8        100%
                                           ======       ===         =====        ===

(1)   Includes IVIG, Remicade(R) and growth hormone products

(2) Other includes, but is not limited to, products such as oral medications, Avonex(R), Rebetron(R), Betaseron(R)and Rebif(R)

As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales will be recorded in the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Wound Care Management business unit, decreased $0.6 million, or 8%, to $6.7 million in the second quarter of 2004 from $7.3 million in the second quarter of 2003. For the first six months of 2004, service revenues decreased $1.7 million, or 11%, to $13.2 million compared to $14.9 million for the same period in 2003. The decreases in service revenues for the three and six months ended June 30, 2004 were primarily attributable to contract renegotiations resulting in lower average revenues per program and the conversion over the last 12 months of 4 under arrangement programs to management service programs where revenues are lower. For the second quarter of 2004, the Company signed 3 new Wound Care Management contracts and 3 contracts were terminated. For the first six months of 2004, the Company signed 9 new contracts and 3 contracts were terminated. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Wound Care Management business unit revenue.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $21.4 million, or 85% to $46.6 million in the second quarter 2004 from $25.2 million in the second quarter of 2003. For the first six months of 2004, cost of product sales increased $30.9 million, or 49%, to $93.4 million compared to $62.6 million for the same period in 2003. The increases in cost of product sales for the three and six months ended June 30, 2004 were primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003. As a percentage of product revenues, cost of product sales for the second quarter of 2004 was 81% compared to 67% for the same period in 2003 and 80% for the first six months of 2004 compared to 71% for the same period in 2003. The increased percentage for the second quarter and the first six months of 2004 was primarily attributable to the acquisition of CCS that has reduced the percentage of revenues derived from hemophilia products, which have a lower product cost percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services. Cost of services, attributed entirely to the Wound Care Management business unit, decreased $0.4 million, or 12%, to $3 million in the second quarter of 2004 from $3.4 million in the second quarter of 2003. For the first six months of 2004, cost of services decreased $1 million, or 14%, to $5.9 million compared to $6.9 million in the second quarter of 2003. The decreases in cost of services for the three and six months ended June 30, 2004 were primarily attributed to the conversion over the last 12 months of 4 under arrangement programs to management service programs where expenses are lower. As a percentage of service revenues, cost of services for the second quarter of 2004 was 44% compared to 46% for the same period in 2003 and 45% for the first six months of 2004 compared to 46% for the same period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses increased $6.4 million, or 65%, to $16.2 million for the second quarter of 2004 from $9.8 million for the same period in 2003. For the second quarter of 2004, selling, general and administrative expenses consisted of $5.5 million related to the Specialty Infusion business, $1 million related to the Wound Care Management business, $4.8 million related to corporate services and $4.9 million in charges related to litigation costs of Prescription City and integration costs of the CCS acquisition. The increase of $6.4 million was due to the 2004 acquisition of CCS, acquisitions completed in 2003, growth in corporate departments to support these acquisitions and $4.9 million in charges in the second quarter of 2004 compared to $0.8 million in charges for the same period of 2003. The charges incurred in the second quarter of 2003 were related to the Company's early termination of its previous credit line and costs of the Company's consolidation of its pharmacy operations. As a percentage of revenues, selling, general and administrative expenses were 25% in the second quarter of 2004 compared to 22% for same period in 2003.

For the first six months of 2004, selling, general and administrative expenses increased $5.4 million, or 26%, to $26.2 million from $20.8 million for the same period in 2003 and consisted of $9.2 million related to the Specialty Infusion business, $2 million related to the Wound Care Management business, $9.9 million related to corporate services and $5 million in charges related to litigation costs of Prescription City and integration costs of the CCS acquisition. The increase of $5.4 million was due to the 2004 acquisition of CCS, acquisitions completed in 2003, growth in corporate departments to support these acquisitions and $5 million in charges in the second quarter of 2004 compared to $3.5 million in charges for the same period of 2003. The charges incurred in the first six months of 2003 were related to the Company's early termination of its previous credit line, costs of the Company's consolidation of its pharmacy operations and severances related to executive departures. As a percentage of revenues, selling, general and administrative expenses were 20% for the first six months of 2004 and 2003.

Net (Loss) Income. Net loss was $3.1 million, or ($.24) per diluted share, in the second quarter of 2004 compared to net income of $3.5 million, or $.26 per diluted share, in the second quarter of 2003. For the first six months of 2004, net income was $2 thousand, or $0 per diluted share, compared to net income of $6.9 million, or $.51 per diluted share, for the same period in 2003. The decrease for the second quarter and first six months was primarily attributed to the increase in charges incurred in 2004 and the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Liquidity and Capital Resources

Working capital was $49 million at June 30, 2004 compared to $25.5 million at December 31, 2003. Total cash and cash equivalents at June 30, 2004 was $1.2 million. The ratio of current assets to current liabilities was 2 to 1 at June 30, 2004 and 1.5 to 1 at December 31, 2003.

Cash flows provided by operating activities for the six months ended June 30, 2004 totaled $1.1 million, primarily attributable to $2.3 million in depreciation and amortization and decreases of $7.3 million in accounts receivable, $3.9 million in inventories and $13.5 million in accounts payable and accrued expenses.

Cash flows used in investing activities totaled $151.6 million attributable to proceeds of approximately $2.3 million from Accordant Health Services, offset by $152.8 million cash used in the CCS acquisition and $1.1 million used in fixed asset purchases.

Cash flows provided by financing activities totaled $150.6 million attributable to $173.7 million proceeds from long-term borrowings, $0.2 million in proceeds from the exercise of stock options and $0.7 million in borrowing from the Company's credit facility, offset by $24 million used in repayments of debt obligations.

During the first six months of 2004, the Company experienced a net increase in accounts receivable of $20.8 million attributable to the acquisition of CCS and an increase in accounts receivable days outstanding. Days sales outstanding were 97 days at June 30, 2004, as compared to 78 days at December 31, 2003. At June 30, 2004, days sales outstanding for the Specialty Infusion business unit was 100 days and for the Wound Care Management business unit, days sales outstanding was 64 days. The increase in days sales outstanding was attributable to the inclusion of CCS, which historically has experienced higher days sales outstanding, as well as a continued slowdown from California state payers.

As of June 30, 2004, the Company's current portion of long-term liabilities of $3.9 million included $2 million representing the current portion of the Department of Justice ("DOJ") obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex Therapeutic Care, Inc. ("Apex") in February 2002 and $1 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. At June 30, 2004, the Company's long-term liabilities of $200.3 million included $181.2 million in senior notes payable, net of a discount to fair value of $3.7 million, $13.4 million in borrowed funds from the Company's commercial lender, $1 million related to the DOJ obligation, a $1.7 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex and $3 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002.

The Company's current portion of long-term liabilities and long-term liabilities increased $156.7 million to $204.2 million at June 30, 2004 compared to $47.5 million at December 31, 2003. The 330% increase is due to the $181.2 million in bonds payable, offset by the conversion of $1.2 million related to the Infinity note in the first quarter of 2004 and a lower balance on the revolving credit facility.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of June 30, 2004, the Company had a $3 million obligation, payable over approximately two years, to the DOJ related to the settlement of its litigation previously disclosed, as well as senior notes bank debt and convertible and promissory notes totaling $201.2 million payable over various periods through 2011. In April 2004, the Company completed the acquisition of CCS for total consideration of approximately $150 million in cash. The purchase price was paid with the proceeds from an offering of $185 million aggregate principal amount of 10.75% senior notes due 2011 offered to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Concurrent with the transaction closing, the Company also completed the refinancing of its existing credit facility with GE Healthcare Financial Services, a unit of GE Commercial Finance, as agent and lender to a $40 million senior secured revolving credit facility to support permitted acquisitions, and future working capital and general corporate needs. As of June 30, 2004, the Company had approximately $26 million of availability under its revolving credit facility. The Company expects that, based on its current business plan, its expected operating cash flow and existing credit facilities will be sufficient to meet working capital needs and a minimal number of acquisitions. Any acquisitions of substantial size will require the Company to either increase its credit facilities, issue equity or offer some combination of both debt and equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company currently does not have market risk sensitive instruments entered into for trading purposes and does not have operations subject to risks of material foreign currency fluctuations. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines, and does not expect any material loss with respect to its investment portfolio. The Company does not enter into derivative instruments other than for fair value hedging purposes and does not speculate using derivative instruments.

In the second quarter of 2004, the Company entered into a $90 million notional amount interest-rate swap to hedge a portion of its fixed-rate debt and effectively modify its exposure to interest rate risk. This swap agreement is used by the Company to effectively modify its exposure to interest rate risk by converting its fixed-rate debt to a floating rate liability. Under the swap agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011. As the swap is a fair value hedge, changes in fair value of the hedge are recognized in each period in earnings. Additionally, the portion of the debt that has been hedged has been marked to fair value (discount of $3.7 million), with a recognition of the change in fair value during the period in earnings. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the reports the Company files or submits under the Exchange Act.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2004, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Prescription City Litigation

As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. The Company was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company has cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the Company terminated Paul Frank, the former principal shareholder of Prescription City. The Company also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by the Company in June 2003. The purchase was structured as an asset purchase with the Company being provided indemnifications, representations and warranties by the seller. The Company has filed a complaint in the Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. Such litigation is pending, and the outcome is uncertain at this time.

California DHS Litigation

Also as previously disclosed, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS has removed the case to the United States District Court for the Eastern District of California and a hearing has been held to remand the case back to the state court.
The ultimate outcome of this litigation is uncertain at this time.

Item 2. Changes in Securities and Use of Proceeds

(b) On April 23, 2004, in connection with its acquisition of CCS, the Company offered to eligible purchasers, pursuant to Rule 144A and Regulation S under the Securities Act of 1933, $185 million aggregate principal amount of 10.75% senior notes due 2011. The Company issued the notes under an Indenture, dated April 23, 2004, among the Company, its subsidiaries and Wells Fargo Bank, National Association, terms of which include certain covenants for the Company. These covenants limit the Company's ability to pay dividends or other cash distributions to the holders of its common stock and the Company's ability to redeem its common stock under certain circumstances, including when the Company is in default under the Indenture, when the aggregate of these restricted payments exceeds a certain level and when certain financial ratios of the Company reach a specified level.

(e)
                   Issuer Purchases of Equity Securities(i)
                               Second Quarter 2004

                                                                                    (d) Maximum
                                                                                    Number (or
                                                           (c) Total Number         Approximate
                                                               of Shares          Dollar Value) of
                                                           Purchased as Part       Shares that May
                       (a) Total Number                       of Publicly         Yet Be Purchased
                          of Shares     (b) Average Price   Announced Plans        Under the Plans
 Period(ii)               Purchased       Paid per Share      or Programs            or Programs
----------------------------------------------------------------------------------------------------
Month #1 (April
1 to April 30)                  --                --                --                       --
Month #2 (May 1
to May 31)                  79,190            $11.85            79,190(ii)           $1,062,000(ii)
Month #3 (June 1
to June 30)                     --                --                --                       --
                            ------            ------            ------               ----------
Total                       79,190            $11.85            79,190               $1,062,000
                            ======            ======            ======               ==========

(i) The Company adopted a Stock Repurchase Plan on February 17, 1999 (which was subsequently amended on March 5, 1999, March 31, 2000 and August 23, 2000 with respect to amounts authorized to be repurchased), and terminated this Stock Repurchase Plan on June 2, 2004. Prior to the termination, the Company had ceased making repurchases under this plan since March 29, 2001.

(ii) Pursuant to the Employment Agreement (the "Agreement") between Paul F. McConnell and the Company, dated April 23, 2004, which agreement is part of the negotiated transaction of our acquisition of CCS and which is filed with our Current Report on Form 8-K on May 4, 2004, Mr. McConnell agreed to purchase on the open market with his own personal funds, subject to availability, applicable laws and the Company's trading policies, shares of the Common Stock of the Company having a total purchase price of $2 million. The Agreement specifies that Mr. McConnell shall purchase these shares within 30 days of April 23, 2004, provided that, such 30-day period will be suspended for any portion where applicable laws and the Company's trading policies prohibit such purchase.

Item 4. Submission of Matters to a Vote of Security Holder

The Company held its 2004 annual meeting of stockholders on June 2, 2004. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the Annual Meeting in person or by proxy the holders of 11,736,604 votes. At the meeting, the stockholders elected all nine members of the Company's Board of Directors to serve for a term of one year.

Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

                                     Affirmative          Withheld/Against
                                     -----------          ----------------
      Paul S. Auerbach, MD          (11,425,666)               310,938
      Daniel E. Berce               (11,283,891)               452,713
      Peter M. DeComo               (11,553,419)               183,185
      Lawrence P. English           (11,391,059)               345,545
      Joseph L. Feshbach            (11,521,740)               214,864
      Timothy I. Maudlin             (9,355,108)             2,381,496
      Paul F. McConnell             (11,529,944)               206,660
      Gerard Moufflet               (11,523,454)               213,150
      John C. Prior                 (11,532,455)               204,149

The stockholders also approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm. Number of votes for were 11,298,753, against 424,295 and 13,556 abstained.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 2.1 Stock Purchase Agreement relating to Critical Care Systems, Inc. by and among Curative Health Services, Inc. Critical Care Systems, Inc. and each of the persons listed therein, dated February 24, 2004**

    Exhibit 2.2 Letter Agreement supplementing the Stock Purchase Agreement, dated April 23, 2004, by and between Curative Health Services, Inc. and Christopher J. York, as Seller's Representative**

    Exhibit 3.1 Amended and Restated Articles of Incorporation of Curative Health Services, Inc.*

    Exhibit 3.2   By-Laws of Curative Health Services, Inc.*

    Exhibit 4.1 Indenture, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantor and Wells Fargo Bank, N.A., as Trustee**

    Exhibit 4.2 Registration Rights Agreement, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantors and UBS Securities LLC**

    Exhibit 4.3   Specimen of 144A Notes**

    Exhibit 4.4   Specimen of Regulation S Notes**

    Exhibit 4.5   Specimen of Guarantees**

    Exhibit 10.1 Separation from Employment Agreement, dated April 27, 2004, between William C. Tella and the Company

    Exhibit 10.2 Amendment No. 1 to Curative Health Services, Inc. 2000 Stock Incentive Plan

    Exhibit 10.3 Amendment No 3 to Curative Health Services, Inc. Non-Employee Director Stock Option Plan

    Exhibit 10.4 Swap Transaction Agreement, dated May 3, 2004, between National City Bank and the Company

    Exhibit 10.5 First Amendment to Amended and Restated Credit Agreement and Collateral Documents, made and entered into as of May 3, 2004, among General Electric Capital Corporation and the Company

    Exhibit 10.6 Second Amendment to Amended and Restated Credit Agreement, made and entered into as of June 30, 2004, among General Electric Capital Corporation and the Company

    Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

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

   * Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on August 19, 2003

   ** Incorporated by reference to the similarly numbered exhibit to the Company's Current Report on Form 8-K filed on April 30, 2004

   The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10 % of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.

(b)   Form 8-K

      Form 8-K filed April 6, 2004, reporting under Item 5 a press release announcing the Company's plans to offer approximately $185 million of senior unsecured notes due 2011 in a private placement (Rule 144A offering), exempt from the registration requirements of the Securities Act of 1933, as amended.

      Form 8-K filed April 20, 2004, reporting under Item 5 a press release announcing certain terms of Mr. Paul F. McConnell's anticipated employment with the Company and his appointment as director nominee in the Company's 2004 annual meeting, subject to and upon the closing of the acquisition of Critical Care Systems, Inc.

      Form 8-K filed April 30, 2004, reporting under Item 2 the Company's acquisition of all of the outstanding capital stock of Critical Care Systems, Inc. and under Item 5 a press release announcing the Company's completion of the CCS acquisition, the private placement issuance under Rule 144A and Regulation S of the Securities Act of 1933, as amended, of $185 million aggregate principal amount of its 10.75% senior notes due 2011 and the refinancing of its existing credit facility with GE Healthcare Financial Services.

      Form 8-K filed May 4, 2004, furnishing under Item 12 a press release announcing the Company's results of operations and financial condition for the completed fiscal quarter ended March 31, 2004.

      Form 8-K filed May 4, 2004, reporting under Item 5 and filing exhibits under Item 7 on the Company's completion of the CCS acquisition, the private placement issuance under Rule 144A and Regulation S of the Securities Act of 1933, as amended, of $185 million aggregate principal amount its 10.75% senior notes due 2011, the refinancing of its existing credit facility with GE Healthcare Financial Services and, pursuant to the closing of these transactions, Mr. Paul F. McConnell's employment agreement, noncompetition agreement and restricted stock unit award agreement with the Company.

      Form 8-K filed May 28, 2004, reporting under Item 5 a press release regarding a lawsuit filed in California seeking to preliminarily and permanently enjoin the implementation of a new methodology for calculating Medi-Cal reimbursement payments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

                               Curative Health Services, Inc.
                               (Registrant)


                               /s/  Joseph Feshbach
                               --------------------
                                   Joseph Feshbach
                                   Chief Executive Officer and Chairman
                                   (Principal Executive Officer)


                               /s/  Thomas Axmacher
                               --------------------
                                   Thomas Axmacher
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)