Form 10-Q
period 2004-09-30
CURATIVE HEALTH SERVICES INC
filed 2004-11-09
CIK 1238631

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

      As of October 29, 2004, there were 12,934,794 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I    Financial Information                                              Page No.
- -------------------------------------------------------------------------------------
Item 1    Financial Statements:

          Condensed Consolidated Statements of Operations                        3
                Three and Nine Months ended September 30, 2004 and 2003

          Condensed Consolidated Balance Sheets                                  4
                September 30, 2004 and December 31, 2003

          Condensed Consolidated Statements of Cash Flows                        5
                Nine Months ended September 30, 2004 and 2003

          Notes to Condensed Consolidated Financial Statements                   6

Item 2    Management's Discussion and Analysis of Financial Condition           16
                and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk            26

Item 4    Controls and Procedures                                               27

Part II   Other Information                                                  Page No.
- -------------------------------------------------------------------------------------
Item 1    Legal Proceedings                                                     28

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds           29

Item 6    Exhibits                                                              29

          Signatures                                                            31

Part I Financial Information

Item 1. Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                        September 30
                                                  2004              2003              2004              2003
                                                ---------         ---------         ---------         ---------
Revenues:
   Products                                     $  61,422         $  39,215         $ 178,206         $ 127,038
   Services                                         7,320             7,372            20,534            22,258
                                                ---------         ---------         ---------         ---------
        Total revenues                             68,742            46,587           198,740           149,296

Costs and operating expenses:
   Cost of product sales                           50,754            27,744           144,165            90,299
   Cost of services                                 3,092             3,254             8,991            10,114
   Selling, general and administrative             11,942            12,014            38,135            32,848
                                                ---------         ---------         ---------         ---------
     Total costs and operating expenses            65,788            43,012           191,291           133,261
                                                ---------         ---------         ---------         ---------

Income from operations                              2,954             3,575             7,449            16,035

Interest expense                                   (5,569)             (661)          (10,178)           (1,673)

Other expense                                        (851)               --              (759)               --

Other income                                           44                 3                60                 7
                                                ---------         ---------         ---------         ---------

(Loss) income before income taxes                  (3,422)            2,917            (3,428)           14,369

Income tax (benefit) provision                     (1,355)            1,152            (1,363)            5,676
                                                ---------         ---------         ---------         ---------

Net (loss) income                               $  (2,067)        $   1,765         $  (2,065)        $   8,693
                                                =========         =========         =========         =========

Net (loss) income per common share, basic       $    (.16)        $     .14         $    (.16)        $     .70
                                                =========         =========         =========         =========

Net (loss) income per common share, diluted     $    (.16)(i)     $     .13(i)      $    (.16)(i)     $     .64(i)
                                                =========         =========         =========         =========

Weighted average common shares, basic              13,092            12,434            13,089            12,344
                                                =========         =========         =========         =========

Weighted average common shares, diluted            13,092            14,025            13,089            13,880
                                                =========         =========         =========         =========

(i)   See Note 3 for (loss) earnings per share calculation

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                         September 30, 2004    December 31, 2003
                                                         ------------------    -----------------
ASSETS
Current assets:
Cash and cash equivalents                                    $   3,517             $   1,072
Accounts receivable, net                                        76,232                55,217
Inventories                                                     13,205                11,237
Prepaids and other current assets                                7,277                 4,270
Deferred tax assets                                              3,680                 2,984
                                                             ---------             ---------
   Total current assets                                        103,911                74,780

Property and equipment, net                                     10,550                 7,890
Intangibles subject to amortization, net                        21,143                 1,463
Intangibles not subject to amortization (trade names)            1,615                   682
Goodwill                                                       256,459               147,895
Other assets                                                    12,113                 1,228
                                                             ---------             ---------
   Total assets                                              $ 405,791             $ 233,938
                                                             =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                             $  19,664             $  28,892
Accrued expenses and other current liabilities                  25,629                11,502
Deferred taxes                                                   1,007                 1,007
Current portion of long-term liabilities                         3,871                 7,911
                                                             ---------             ---------
   Total current liabilities                                    50,171                49,312

Long-term liabilities                                          209,615                39,599
Deferred taxes                                                   1,752                 1,307
Other long-term liabilities                                        851                    --
                                                             ---------             ---------
   Total long-term liabilities                                 212,218                40,906

Stockholders' equity:
Common stock                                                       128                   127
Additional paid in capital                                     116,828               115,082
Retained earnings                                               28,053                30,118
Notes receivable - stockholders                                 (1,607)               (1,607)
                                                             ---------             ---------
   Total stockholders' equity                                  143,402               143,720
                                                             ---------             ---------

   Total liabilities and stockholders' equity                $ 405,791             $ 233,938
                                                             =========             =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                              September 30
                                                                           2004           2003
                                                                        ---------      ---------
OPERATING ACTIVITIES:
Net (loss) income                                                       $  (2,065)     $   8,693
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                            3,894          1,949
   Provision for doubtful accounts                                          1,949          2,383
   Amortization of deferred financing fees                                    930             --
   Change in fair value of interest rate swap                                 759             --
   Changes in operating assets and liabilities, net of effects from
   Specialty Infusion acquisitions:
     Accounts receivable                                                    5,581         (8,040)
     Inventories                                                            1,192          2,650
     Swap interest receivable                                                (797)            --
     Prepaids and other                                                    (2,946)             4
     Accounts payable and accrued expenses                                (10,427)        (6,228)
                                                                        ---------      ---------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (1,930)         1,411

INVESTING ACTIVITIES:
Proceeds from Investment in Accordant Health Services, Inc.                 2,327             --
Specialty Infusion acquisitions, net of cash acquired                    (154,127)       (24,316)
Purchases of property and equipment                                        (1,471)        (4,181)
                                                                        ---------      ---------
   NET CASH USED IN INVESTING ACTIVITIES                                 (153,271)       (28,497)

FINANCING ACTIVITIES:
Net proceeds from long-term borrowings                                    173,508             --
Shares repurchased and retired                                                 --         (1,524)
Proceeds from exercise of stock options                                       162          3,940
Proceeds from repayment of notes receivable - stockholders                     --            780
Borrowing from credit facilities                                            8,339         35,610
Repayments of long-term liabilities                                       (24,363)       (13,368)
                                                                        ---------      ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              157,646         25,438
                                                                        ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        2,445         (1,648)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,072          2,643
                                                                        ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   3,517      $     995
                                                                        =========      =========

SUPPLEMENTAL INFORMATION
Interest paid                                                           $   1,443      $   1,554
                                                                        =========      =========
Income taxes paid                                                       $   1,017      $   4,583
                                                                        =========      =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments and a second quarter 2004 non-recurring revenue adjustment of approximately $1.0 million (reduction to revenue) - see Note 10) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

In this quarterly report on Form 10-Q, "Curative" or the "Company" refers collectively to Curative Health Services, Inc. and its consolidated subsidiaries, including Critical Care Systems, Inc. ("CCS"). With the acquisition of CCS (see Note 4), the Company repositioned its Specialty Pharmacy Services business unit to focus on the specialty infusion market which is a hybrid of the specialty pharmacy and traditional home infusion industries. In connection with this repositioning, the Company changed the name of its Specialty Pharmacy Services business unit to Specialty Infusion business unit and the name of its Specialty Healthcare Services business unit to Wound Care Management business unit. For ease of reference, the names of these business units have been standardized throughout this quarterly report on Form 10-Q regardless of whether the discussion pertains to periods prior to or after the name changes.

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

The following table illustrates the effect on net (loss) income and (loss) earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30                 September 30
                                                            2004           2003          2004           2003
                                                         ------------------------     ------------------------
Net (loss) income                                        $  (2,067)     $   1,765     $  (2,065)     $   8,693
Deduct:Total stock-based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects               1,287          1,145         3,736          3,470
                                                         ---------      ---------     ---------      ---------
Pro forma net (loss) income                              $  (3,354)     $     620     $  (5,801)     $   5,223
                                                         =========      =========     =========      =========

(Loss) earnings per share:
    Basic - as reported                                  $    (.16)     $     .14     $    (.16)     $     .70
    Basic - pro forma                                         (.26)           .05          (.44)           .42

    Diluted - as reported(1)                             $    (.16)     $     .13     $    (.16)     $     .64
    Diluted - pro forma(1)                                    (.26)           .05          (.44)           .39

      (1)   See Note 3 for (loss) earnings per share calculation

Note 2. Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year classifications.

Note 3. Net (Loss) Income per Common Share

Net (loss) income per common share, basic, is computed by dividing the net
(loss) income by the weighted average number of common shares outstanding. Net income per common share, diluted, is computed by dividing adjusted net income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted (loss) earnings per share (in thousands):

                                                          Three Months Ended     Nine Months Ended
                                                              September 30          September 30
                                                            2004       2003       2004       2003
                                                          ------------------     -----------------
Weighted average shares, basic                             13,092     12,434     13,089     12,344
Effect of dilutive stock options and convertible notes         --      1,591         --      1,536
                                                           ------     ------     ------     ------
Weighted average shares, diluted                           13,092     14,025     13,089     13,880
                                                           ======     ======     ======     ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Net (Loss) Income per Common Share (continued)

Adjusted net (loss) income and net (loss) income per common share, diluted, for the three and nine months ended September 30, 2004 and 2003 were computed as follows (in thousands, except per share data):

                                                        Three Months Ended                Nine Months Ended
                                                           September 30                     September 30
                                                    -------------------------        -------------------------
                                                      2004             2003            2004             2003
                                                    -------------------------        -------------------------
Net (loss) income, as reported                      $ (2,067)        $  1,765        $ (2,065)        $  8,693
Add back interest related to convertible notes,
  notes, net of tax                                       --               41              --              172
                                                    --------         --------        --------         --------
Adjusted net (loss) income                          $ (2,067)        $  1,806        $ (2,065)        $  8,865
                                                    ========         ========        ========         ========

Net (loss) income per common share, diluted         $   (.16)(2)     $    .13(1)     $   (.16)(2)     $    .64(1)
                                                    ========         ========        ========         ========

Weighted average shares, diluted                      13,092           14,025          13,089           13,880
                                                    ========         ========        ========         ========

(1) In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three and nine months ended September 30, 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted earnings per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

(2) Basic shares were used to calculate net loss per common share, diluted, for the three and nine months ended September 30, 2004 as using the effects of stock options and convertible notes would have an anti-dilutive effect on earnings per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,526 and 13,748 for the three and nine months ended September 30, 2004.

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

On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.1 million, including working capital adjustments of approximately $4.1 million. CCS focuses on delivering four principal therapies: hemophilia clotting factor, intravenous immune globulins ("IVIG"), total parenteral nutrition and anti-infective therapies. The Company financed the acquisition of CCS with a portion of its recently issued $185.0 million aggregate principal amount of 10.75% senior notes due 2011 and additional borrowings under the Company's refinanced credit facility with General Electric Capital Corporation, as agent and lender.

The Company acquired approximately $37.9 million of CCS's assets, including $28.6 million in accounts receivable, $3.2 million in inventory and $3.3 million in fixed assets. The Company also assumed approximately $13.9 million of CCS's liabilities, including $1.4 million recorded in accrued expenses related to severance costs associated with the terminations of 10 CCS employees. As of September 30, 2004, all such costs were paid by the Company. The excess of the acquisition cost over the fair value of identifiable tangible net assets acquired was approximately $130.2 million, consisting of approximately $20.5 million in payor contracts and $0.2 million in covenants not to compete, which are being amortized over 17 years and 4 years, respectively, from the date of acquisition, and trade name and goodwill of approximately $0.9 million and $108.6 million, respectively, which are not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a final valuation.

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

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Infusion Acquisitions (continued)

Unaudited pro forma amounts for the three and nine months ended September 30, 2004 and 2003, assuming the specialty infusion acquisitions had occurred on January 1, 2003 are as follows (in thousands, except per share data):

                                              Three Months Ended                 Nine Months Ended
                                                 September 30                       September 30
                                           2004              2003             2004              2003
                                         ---------------------------        ---------------------------
Revenues                                 $  68,742         $  74,639        $ 232,290         $ 234,102
Net (loss) income                        $  (2,067)        $     724        $  (4,969)        $   4,956
Net (loss) income per share, diluted     $    (.16)(2)     $     .05(1)     $    (.38)(2)     $     .37(1)

(1)   Calculated under the "as if converted" method. See Note 3.

(2) Basic shares were used as using the effects of stock options and convertible notes would have an anti-dilutive effect on earnings per share.

The pro forma amounts for the three and nine months ended September 30, 2004 and 2003 give effect to: (i) the Company's issuance of $185.0 million aggregate principal amount of 10.75% senior notes due 2011; (ii) the refinancing of the Company's revolving credit facility and (iii) specialty infusion acquisitions as if these transactions occurred on January 1, 2003. The above pro forma amounts include adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments.

The pro forma operating results shown above are not necessarily indicative of operations in the periods following the specialty infusion acquisitions.

Note 5. Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases various biopharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of, and other support services, including education, reimbursement and the provision or coordination of injection or infusion services related to, these biopharmaceutical products, including Synagis(R) for the prevention of respiratory syncytial virus. Revenues from Synagis(R) sales for the three and nine months ended September 30, 2004 were approximately $0.7 million and $25.3 million, respectively. As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information (continued)

In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs.

The Company evaluates segment performance based on income from operations. For the three months ended September 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 63% for Specialty Infusion and 37% for Wound Care Management. For the nine months ended September 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 62% for Specialty Infusion and 38% for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                            At and for the three months ended September 30, 2004
                            ----------------------------------------------------
                                   Specialty     Wound Care
                                   Infusion      Management        Total
                                   ---------     ----------      --------
   Revenues                        $ 61,422       $  7,320       $ 68,742
   Income from operations          $  1,166       $  1,788       $  2,954
   Total assets                    $376,511       $ 29,280       $405,791

                            At and for the three months ended September 30, 2003
                            ----------------------------------------------------
                                   Specialty     Wound Care
                                   Infusion      Management        Total
                                   ---------     ----------      --------
   Revenues                        $ 39,215       $  7,372       $ 46,587
   Income from operations          $  3,027       $    548       $  3,575
   Total assets                    $202,772       $ 16,599       $219,371

                            At and for the nine months ended September 30, 2004
                            ----------------------------------------------------
                                   Specialty     Wound Care
                                   Infusion      Management        Total
                                   ---------     ----------      --------
   Revenues                        $178,206       $ 20,534       $198,740
   Income from operations          $  4,183       $  3,266       $  7,449
   Total assets                    $376,511       $ 29,280       $405,791

                            At and for the nine months ended September 30, 2003
                            ----------------------------------------------------
                                   Specialty     Wound Care
                                   Infusion      Management        Total
                                   ---------     ----------      --------
   Revenues                        $127,038       $ 22,258       $149,296
   Income from operations          $ 13,669       $  2,366       $ 16,035
   Total assets                    $202,772       $ 16,599       $219,371

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

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation at and for the three and nine months ended September 30, 2004 (in thousands):

                                At and for the three months ended September 30, 2004
                                ----------------------------------------------------
                                      Beginning      Costs Paid or      Ending
                                       Balance     Otherwise Settled    Balance
                                      ---------    -----------------    -------
   Employee termination costs            $ 39            $ 39            $ --
   Facility termination costs             311             107             204
                                         ----            ----            ----
                                         $350            $146            $204
                                         ====            ====            ====

                                At and for the nine months ended September 30, 2004
                                ----------------------------------------------------
                                      Beginning      Costs Paid or      Ending
                                       Balance     Otherwise Settled    Balance
                                      ---------    -----------------    -------
   Employee termination costs            $ 39            $ 39            $ --
   Facility termination costs             431             227             204
                                         ----            ----            ----
                                         $470            $266            $204
                                         ====            ====            ====

In 2004, the Company expects to pay the remainder of these accrued costs.

Note 7. Changes in Capital Structure

During the first nine months of 2004, the Company had the following significant changes in capital structure:

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

In conjunction with the acquisition of CCS on April 23, 2004, the Company issued $185.0 million aggregate principal amount of 10.75% senior subordinated notes due May 1, 2011 (the "Notes") which bear interest at 10.75%, payable semi-annually. In addition, the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011.

Due to hedge ineffectiveness, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The fair value of the swap agreement as of September 30, 2004 was approximately $0.8 million and was recorded in other long-term liabilities on the balance sheet and in other expense on the statement of operations. The Company is exposed to the risk of interest rate changes and credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

Also in conjunction with the acquisition of CCS on April 23, 2004, the Company completed the refinancing of its existing credit facility with General Electric Capital Corporation, as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs. At that time, the Company paid off its existing revolver and term loan in the amounts of $13.6 million and $24.0 million, respectively. The amended and restated revolving credit facility is an asset backed facility, with availability based upon the Company's balance of eligible accounts receivable and inventory, offset by approximately $7.5 million held against that availability as a reserve for the Company's swap agreement. A commitment fee of approximately $0.9 million was paid upon closing of the amended and restated agreement, the cost of which will be amortized over the remaining term of the loan. As of September 30, 2004, the Company had approximately $20.4 million of availability under its revolving credit facility. The facility also contains certain financial covenants which are measured quarterly during the term of the facility which expires in July, 2008. As of September 30, 2004, the Company was in compliance with those covenants.

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

Note 10. Medi-Cal Reimbursement Reduction

Approximately 10% and 15% of the Company's total revenues for the three and nine months ended September 30, 2004, respectively, were derived from California state funded health programs. The California state legislature in 2003 passed legislation that modifies the reimbursement methodology for blood-clotting factors under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products will be reimbursed based upon Average Selling Price ("ASP"), as provided by the manufacturers, plus 20%.

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

In May 2004, DHS issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004, but did not specify actual reimbursement rates. On or about July 9, 2004, DHS published a notice in the California Regulatory Notice Register advising that persons wanting to find out the latest rates could obtain the information from Electronic Data Systems. The revised rates have resulted in substantially greater cuts than the guidance previously provided by DHS representatives had indicated, amounting to approximately a 30-40% cut from rates previously in effect.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Medi-Cal Reimbursement Reduction (continued)

On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood clotting factor. The Court denied an application for a temporary restraining order in the case on the grounds that, because DHS had not revealed the new rates, there was insufficient evidence that a withdrawal of blood clotting factor providers from the Medi-Cal program was imminent. This case is still pending. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS removed the case to the United States District Court for the Eastern District of California, which subsequently ruled that the removal was improper and remanded the case back to the Superior Court. The Company is currently engaged in settlement discussions with the State that may result in resolution of one or both of these cases, but at this time, the ultimate outcomes of these litigations are uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Curative Health Services, Inc., through its two business units, Specialty Infusion and Wound Care Management, seeks to deliver high-quality care and clinical results that result in high patient satisfaction for patients experiencing serious or chronic medical conditions.

Curative's Specialty Infusion business unit provides biopharmaceutical and compounded pharmaceutical products and related clinical services to patients with chronic and critical disease states to assist these patients with their intensive disease management needs. The Company purchases various biopharmaceutical and other pharmaceutical products from suppliers and then contracts with insurance companies and other payors, as well as retail pharmacies, to provide direct-to-patient distribution of these products. In addition to distribution, the Company also provides other support services, including education, reimbursement and provision or coordination of injection or infusion services, related to these biopharmaceutical and other pharmaceutical products. The products distributed and the injection or infusion therapies offered by the Company are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, gastrointestinal illnesses that prohibit oral digestion and other severe conditions requiring nutritional support, respiratory syncytial virus, cancer, rheumatoid arthritis, hepatitis C, multiple sclerosis or growth hormone deficiency. Examples of biopharmaceutical products used by the Company's patients include hemophilia clotting factor, IVIG, MedImmune, Inc.'s Synagis(R) and Centocor, Inc.'s Remicade(R). Examples of other pharmaceutical products used by the Company's patients include compounded pharmaceuticals such as total parenteral nutrition products and anti-infectives. As of September 30, 2004, the Company had 407 payor contracts and 20 retail pharmacy contracts and provided services or products in approximately 40 states. The Specialty Infusion business unit provides services directly to patients and caregivers and delivers its products via overnight mail or courier and through its retail pharmacies.

The following provides approximate percentages of Specialty Infusion patient revenues for the three and nine months ended September 30, 2004 and December 31, 2003:

                   Three Months Ended   Nine Months Ended        Year Ended
                   September 30, 2004   September 30, 2004   December 31, 2003
                   ------------------   ------------------   -----------------

Private Payors            61.4%                53.5%               42.5%
Medicaid                  29.6%                39.3%               51.0%
Medicare                   8.9%                 7.2%                6.5%

Curative's Wound Care Management business unit is a leading disease management company specializing in chronic wound care management. The Wound Care Management business unit manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds. The Company's Wound Management Program consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The Company's treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 470,000 patient cases. The Company's treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 85% for patients completing therapy. As of September 30, 2004, the Wound Care Center(R) network consisted of 93 outpatient clinics located on or near campuses of acute care hospitals in 30 states.

Recent Developments

California Medi-Cal Reimbursement Reduction

Approximately 10% and 15% of the Company's total revenues for the three and nine months ended September 30, 2004, respectively, were derived from California state funded health programs. The California state legislature in 2003 passed legislation that modifies the reimbursement methodology for blood-clotting factors under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products will be reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

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

In May 2004, DHS issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004, but did not specify actual reimbursement rates. On or about July 9, 2004, DHS published a notice in the California Regulatory Notice Register advising that persons wanting to find out the latest rates could obtain the information from Electronic Data Systems. The revised rates have resulted in substantially greater cuts than the guidance previously provided by DHS representatives had indicated, amounting to approximately a 30-40% cut from rates previously in effect.

On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood clotting factor. The Court denied an application for a temporary restraining order in the case on the grounds that, because DHS had not revealed the new rates, there was insufficient evidence that a withdrawal of blood clotting factor providers from the Medi-Cal program was imminent. This case is still pending. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS removed the case to the United States District Court for the Eastern District of California, which subsequently ruled that the removal was improper and remanded the case back to the Superior Court. The Company is currently engaged in settlement discussions with the State that may result in resolution of one or both of these cases, but at this time, the ultimate outcomes of these litigations are uncertain.

Change in Medicare Reimbursement Methodology

In November 2004, the Centers for Medicare & Medicaid Services ("CMS") posted the Final Physician Payment Rule which contains the final rule for reimbursement for blood clotting factor. The new Medicare reimbursement methodology will be ASP plus 6% plus a $0.14 per unit dispensing fee. This rule will be effective January 1, 2005. Under the previous methodology, the Company was reimbursed at 95% of average wholesale price. The new methodology will result in reduced reimbursement of approximately 12%.

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

Inventories. Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at September 30, 2004 is reasonably accurate, there can be no assurances that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred taxes. The Company had approximately $3.7 million in deferred tax assets at September 30, 2004 and approximately $2.8 million in deferred tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Goodwill and intangibles. Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives no longer be amortized but rather reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Derivative Instruments and Hedging Activities. The Company has an interest rate swap covering a portion of its fixed rate senior notes. The Company accounts for the swap instrument under the provisions of SFAS No. 133, as amended by SFAS Nos. 138 and 149, which require that all derivative financial instruments be recorded on the consolidated balance sheets at fair value as either assets or liabilities. Adjustments in fair value are recognized in earnings in the period of the change. Due to hedge ineffectiveness, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The Company is exposed to the risk of interest rate changes and credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

Key Performance Indicators

The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                                              For the nine months ended September 30
                                                    --------------------------------------------------------
                                                      2004            2003          $ Change        % Change
                                                    --------        --------        --------        --------
      Specialty Infusion revenues                   $178,206        $127,038        $ 51,168              40%
      Wound Care Management revenues                  20,534          22,258          (1,724)             (8%)
                                                    --------        --------        --------
      Total revenues                                $198,740        $149,296        $ 49,444              33%

      Specialty Infusion revenues to total                90%             85%
      Wound Care Management revenues to total             10%             15%
                                                    --------        --------
      Total                                              100%            100%

      Specialty Infusion gross margin               $ 34,041        $ 36,739        $ (2,698)             (7%)
      Wound Care Management gross margin              11,543          12,144            (601)             (5%)
                                                    --------        --------        --------
      Total gross margin                            $ 45,584        $ 48,883        $ (3,299)             (7%)

      Specialty Infusion gross margin %                   19%             29%
      Wound Care Management gross margin %                56%             55%
      Total gross margin %                                23%             33%

      Specialty Infusion - SG&A                     $ 14,970        $  9,067        $  5,903              65%
      Wound Care Management - SG&A                     3,030           3,499            (469)            (13%)
      Corporate - SG&A                                13,809          14,950          (1,141)             (8%)
      Charges(1) - SG&A                                6,326           5,332             994              19%
                                                    --------        --------        --------
      Total SG&A                                    $ 38,135        $ 32,848        $  5,287              16%

      Operating margin                              $  7,449        $ 16,035        $ (8,586)            (54%)
      Operating margin %                                   4%             11%

      (1) The Company's charges are discussed under Results of Operations - Selling, General and Administrative

Results of Operations

Revenues. The Company's revenues for the third quarter of 2004 increased $22.2 million, or 48%, to $68.7 million compared to $46.6 million for the third quarter of the prior fiscal year. For the first nine months of 2004, revenues increased $49.4 million, or 33%, to $198.7 million from $149.3 million for the same period in 2003. The increases in revenues for the three and nine months of 2004 compared to the same periods in 2003 were the result of the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a slight reduction in service revenues in the Wound Care Management business unit.

Product revenues, attributed entirely to the Specialty Infusion business unit, increased $22.2 million, or 57%, to $61.4 million in the third quarter of 2004 from $39.2 million in the third quarter of 2003. For the first nine months of 2004, product revenues increased $51.2 million, or 40%, to $178.2 million compared to $127.0 million for the same period in 2003. The increases in product revenues for the three and nine months of 2004 compared to the same periods in 2003 were primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and IVIG sales. Product revenues for the three and nine months ended September 30, 2004 and 2003 included the following:

                                                        Three Months Ended September 30
                                               -------------------------------------------------
                                                       2004                       2003
                                               ----------------------     ----------------------
                                                              % of                       % of
                                                            Specialty                  Specialty
                                                  In        Infusion         In        Infusion
                                               millions     Revenues      millions     Revenues
                                               --------     ---------     --------     ---------
      Hemophilia                                $ 28.2           46%       $ 28.3           72%
      IVIG, infusables and injectables(1)          7.8           13%          4.9           13%
      Antibiotics                                  9.8           16%           --           --
      Synagis(R)                                   0.7            1%          0.5            1%
      Oncology                                     1.8            3%          3.7            9%
      TPN                                          3.8            6%           --           --
      Other(2)                                     9.3           15%          1.8            5%
                                                ------       ------        ------       ------
      Total Specialty Infusion revenues         $ 61.4          100%       $ 39.2          100%
                                                ======       ======        ======       ======

                                                         Nine Months Ended September 30
                                               -------------------------------------------------
                                                       2004                       2003
                                               ----------------------     ----------------------
                                                              % of                       % of
                                                            Specialty                  Specialty
                                                  In        Infusion         In        Infusion
                                               millions     Revenues      millions     Revenues
                                               --------     ---------     --------     ---------
      Hemophilia                                $ 85.6           48%       $ 85.5           67%
      IVIG, infusables and injectables(1)         19.5           11%         13.6           11%
      Antibiotics                                 17.0            9%           --           --
      Synagis(R)                                  25.3           14%         18.8           15%
      Oncology                                     5.2            3%          4.6            4%
      TPN                                          6.9            4%           --           --
      Other(2)                                    18.7           11%          4.5            3%
                                                ------       ------        ------       ------
      Total Specialty Infusion revenues         $178.2          100%       $127.0          100%
                                                ======       ======        ======       ======

(1)   Includes IVIG, Remicade(R) and growth hormone products

(2) Other includes, but is not limited to, products such as oral medications, Avonex(R), Rebetron(R), Betaseron(R) and Rebif(R)

As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales will be recorded in the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

Service revenues, attributed entirely to the Wound Care Management business unit, decreased slightly (1%) to $7.3 million in the third quarter of 2004 from $7.4 million in the third quarter of 2003. For the first nine months of 2004, service revenues decreased $1.7 million, or 8%, to $20.5 million compared to $22.3 million for the same period in 2003. The decreases in service revenues for the three and nine months ended September 30, 2004 were primarily attributable to contract renegotiations resulting in lower average revenues per program and the conversion over the last 12 months of 3 under arrangement programs to management service programs where revenues are lower. For the third quarter of 2004, the Company signed 2 new Wound Care Management contracts and 3 contracts were terminated. For the first nine months of 2004, the Company signed 11 new contracts and 6 contracts were terminated. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Wound Care Management business unit revenue.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $23.0 million, or 83% to $50.8 million in the third quarter 2004 from $27.7 million in the third quarter of 2003. For the first nine months of 2004, cost of product sales increased $53.9 million, or 60%, to $144.2 million compared to $90.3 million for the same period in 2003. The increases in cost of product sales for the three and nine months ended September 30, 2004 were primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003. As a percentage of product revenues, cost of product sales for the third quarter of 2004 was 83% compared to 71% for the same period in 2003 and 81% for the first nine months of 2004 compared to 71% for the same period in 2003. The increased percentage for the third quarter and the first nine months of 2004 was primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company's revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services. Cost of services, attributed entirely to the Wound Care Management business unit, decreased $0.2 million, or 5%, to $3.1 million in the third quarter of 2004 from $3.3 million in the third quarter of 2003. For the first nine months of 2004, cost of services decreased $1.1 million, or 11%, to $9.0 million compared to $10.1 million in the third quarter of 2003. The decreases in cost of services for the three and nine months ended September 30, 2004 were primarily attributed to the conversion over the last 12 months of 3 under arrangement programs to management service programs where expenses are lower. As a percentage of service revenues, cost of services for the third quarter of 2004 was 42% compared to 44% for the same period in 2003 and 44% for the first nine months of 2004 compared to 45% for the same period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased by 1% to $11.9 million for the third quarter of 2004 from $12.0 million for the same period in 2003. For the third quarter of 2004, selling, general and administrative expenses consisted of $5.7 million related to the Specialty Infusion business, $1.0 million related to the Wound Care Management business, $3.9 million related to corporate services and $1.3 million in charges related to integration costs of the CCS acquisition and litigation costs associated with Prescription City and hemophilia reimbursement. The $1.3 million in charges were $0.5 million less than the $1.8 million in charges recorded in the third quarter of 2003, which consisted of costs associated with an uncompleted convertible note offering, severance related to executive departures, costs related to an uncompleted acquisition and costs related to a corporate legal structure reorganization. As a percentage of revenues, selling, general and administrative expenses were 17% in the third quarter of 2004 compared to 26% for same period in 2003.

For the first nine months of 2004, selling, general and administrative expenses increased $5.3 million, or 16%, to $38.1 million from $32.8 million for the same period in 2003 and consisted of $15.0 million related to the Specialty Infusion business, $3.0 million related to the Wound Care Management business, $13.8 million related to corporate services and $6.3 million in charges related to integration costs of the CCS acquisition and litigation costs associated with Prescription City and Medi-Cal hemophilia reimbursement. The increase of $5.3 million was due to the 2004 acquisition of CCS, acquisitions completed in 2003, growth in corporate departments to support these acquisitions and $6.3 million in charges in the first nine months of 2004 compared to $5.3 million in charges for the same period of 2003. The charges incurred in the first nine months of 2003 were related to an uncompleted convertible note offering, severance related to executive departures, an uncompleted acquisition, a corporate legal structure reorganization, early termination of the Company's previous credit line and costs of the Company's consolidation of its pharmacy operations. As a percentage of revenues, selling, general and administrative expenses were 19% for the first nine months of 2004 compared to 22% for the same period in 2003.

Net (Loss) Income. Net loss was $2.1 million, or ($0.16) per diluted share, in the third quarter of 2004 compared to net income of $1.8 million, or $0.13 per diluted share, in the third quarter of 2003. For the first nine months of 2004, net loss was $2.1 million, or $(0.16) per diluted share, compared to net income of $8.7 million, or $0.64 per diluted share, for the same period in 2003. The decreases for the third quarter and first nine months of 2004 were primarily attributed to the increase in charges incurred in 2004, increased interest expense related to the Notes and the reductions in hemophilia revenue related to the reduced reimbursement from California state programs and IVIG sales.

Liquidity and Capital Resources

Working capital was $53.7 million at September 30, 2004 compared to $25.5 million at December 31, 2003. Total cash and cash equivalents at September 30, 2004 was $3.5 million. The ratio of current assets to current liabilities was
2.1 to 1 at September 30, 2004 and 1.5 to 1 at December 31, 2003.

Cash flows used in operating activities for the nine months ended September 30, 2004 totaled $1.9 million, primarily attributable to the net loss for the period, a decrease in accounts payable and accrued expenses of $10.4 million and an increase in prepaids and other of $2.9 million, offset by depreciation and amortization of $3.9 million, doubtful accounts provision of $1.9 million, a decrease of accounts receivable of $5.6 million and a decrease in inventories of $1.2 million. The increase in prepaids and other is primarily the result of a third quarter deposit made with a supplier, the purpose of which is to improve the payment discount percentage the Company receives. This deposit is refundable at any time.

Cash flows used in investing activities totaled $153.3 million attributable to $154.1 million cash used in the CCS acquisition and $1.5 million used in fixed asset purchases, offset by proceeds of approximately $2.3 million from Accordant Health Services.

Cash flows provided by financing activities totaled $157.6 million attributable to $173.5 million proceeds from long-term borrowings and $0.2 million in proceeds from the exercise of stock options, offset by $16.0 million used in repayments of debt obligations.

During the first nine months of 2004, the Company experienced a net increase in accounts receivable of $21.0 million attributable to the acquisition of CCS and an increase in accounts receivable days outstanding. Days sales outstanding were 100 days at September 30, 2004, as compared to 78 days at December 31, 2003. At September 30, 2004, days sales outstanding for the Specialty Infusion business unit was 104 days and for the Wound Care Management business unit, days sales outstanding was 65 days compared to 79 days and 70 days, respectively, at December 31, 2003. The increase in days sales outstanding was attributed to the inclusion of CCS, which historically has experienced higher days sales outstanding, as well as a continued slowdown from California state payors.

As of September 30, 2004, the Company's current portion of long-term liabilities of $3.9 million included $2.0 million representing the current portion of the Department of Justice ("DOJ") obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex Therapeutic Care, Inc. ("Apex") in February 2002 and $1.0 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. At September 30, 2004, the Company's long-term liabilities of $209.6 million included $185.0 million in senior notes payable $19.6 million in borrowed funds from the Company's commercial lender, $0.5 million related to the DOJ obligation, a $1.5 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex and $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. in October 2002.

The Company's current portion of long-term liabilities and long-term liabilities increased $166.0 million to $213.5 million at September 30, 2004 compared to $47.5 million at December 31, 2003. The increase is due to the Company's issuance of $185.0 million aggregate principal amount of 10.75% senior notes due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, offset by the conversion of $1.2 million in the first quarter of 2004 related to the note the Company issued pursuant to its acquisition of Infinity Infusion Care, Ltd. and a lower balance on the revolving credit facility.

The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business and for acquisitions. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of September 30, 2004, the Company had a $2.5 million obligation, payable over approximately two years, to the DOJ related to the settlement of its litigation previously disclosed, as well as senior notes bank debt and convertible and promissory notes totaling $211.0 million payable over various periods through 2011. In April 2004, the Company completed the acquisition of CCS for total consideration of approximately $154.1 million in cash. The purchase price was paid with the proceeds from an offering of $185.0 million aggregate principal amount of 10.75% senior notes due 2011 offered to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Concurrent with the transaction closing, the Company also completed the refinancing of its existing credit facility with General Electric Capital Corporation, as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions, and future working capital and general corporate needs. As of September 30, 2004, the Company had approximately $20.4 million of availability under its revolving credit facility. The credit facility contains both financial and non-financial covenants. The financial covenants include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event of default under any of these covenants, the Company may seek a waiver or amendment of the covenants. There can be no assurance, however, that such a waiver or amendment will be obtained. In the event of any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under the Company's senior secured credit facility would result in an event of default under the indenture for the Company's Notes due 2011 as well. The Company was in compliance with the covenants under the credit facility at September 30, 2004.

The Company anticipates a reduction in its days sales outstanding over the next twelve months and expects that this reduction will improve its cash flow from operations. The Company is in negotiations with the State of California and believes it will see an improvement in collections from the State's programs, particularly as the State moves to electronic payment, which is currently scheduled to occur in 2005. Additionally, as it enters into the Synagis(R) season (approximately October through May), typically its strongest cash flow period, the Company expects a further reduction in days sales outstanding. There can be no assurances, however, that the Company will be successful in reducing its days sales outstanding or improving its cash flow from operations. If the Company is not successful in improving its operating cash flow, it may be necessary to reduce operating costs, capital expenditures or pursue additional sources of debt and/or equity financing.

The Company believes that, based on the above as well as its current business plan, its expected operating cash flow and existing credit facilities will be sufficient to meet working capital needs and a minimal number of acquisitions over the next twelve months. Any acquisitions of substantial size will require the Company to increase its credit facilities, issue equity or offer some combination of both debt and equity.


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

For non-trading purposes, the Company is subject to interest rate risk under its current revolving credit facility and an interest rate swap on a portion of its fixed rate debt. In conjunction with the acquisition of CCS on April 23, 2004, the Company completed the refinancing of its existing credit facility with General Electric Capital Corporation, as agent and lender to a $40.0 million senior secured revolving credit facility. Loans under this credit facility may, at the Company's option, be obtained as Base Rate loans, LIBOR loans or any combination thereof. This credit facility will terminate on April 23, 2009. In the second quarter of 2004, the Company entered into a $90.0 million notional amount interest rate swap on a portion of its fixed rate debt. This swap agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the swap agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011. Due to hedge ineffectiveness, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

The following table provides information about the Company's senior secured revolving credit facility and the interest rate swap, both of which are sensitive to changes in interest rates (dollars in millions):

                                                                             Outstanding Balances
                                       September 30, 2004                        December 31,
                                      --------------------   ---------------------------------------------------------
                                                    Fair                                                        There-
                                       Balance      Value     2005      2006      2007      2008      2009      after
                                      ---------    -------   ------    ------    ------    ------    ------    -------

Liability:
Long-term Debt (Revolver)
  Variable Rate ($US)(1)               $ 20.0      $ 20.0    $ 20.0    $ 20.0    $ 20.0    $ 20.0    $    -    $    -
     Average interest rate(2)            5.34%                 5.34%     5.34%     5.34%     5.34%

Interest Rate Derivative:
Fixed to Variable ($US)                $  0.8      $  0.8    $ 90.0    $ 90.0    $  9.0    $ 90.0    $ 90.0    $ 90.0
  Average pay rate(3)                    8.55%                 8.55%     8.55%     8.55%     8.55%     8.55%     8.55%
     Average receivable rate(3)         10.75%                10.75%    10.75%    10.75%    10.75%    10.75%    10.75%


(1)  The senior secured revolving credit facility terminates on April 23, 2009
(2)  The LIBOR interest rate in effect at September 30, 2004 was the 30-day
     LIBOR rate of 1.84% plus 3.5%. As of November 8, 2004, the 30-day LIBOR rate was 2.09%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of September 30, 2004, the prime rate in effect was 4.75%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.
(3) The average pay rate assumes a consistent rate of 8.55%. The average receivable rate is based on a fixed rate of 10.75%.



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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2004, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

California DHS Litigation

Also as previously disclosed, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. DHS removed the case to the United States District Court for the Eastern District of California, which subsequently ruled that the removal was improper and remanded the case back to the Superior Court. The Company is currently engaged in settlement discussions with the State that may result in resolution of one or both of these cases, but at this time, the ultimate outcomes of these litigations are uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)

                      Issuer Purchases of Equity Securities
                               Third Quarter 2004

                                                                                                           (d) Maximum
                                                                                                            Number (or
                                                                              (c) Total Number             Approximate
                                                                                  of Shares             Dollar Value) of
                                      (a) Total                                 Purchased as             Shares that May
                                      Number of           (b) Average         Part of Publicly          Yet Be Purchased
                                        Shares             Price Paid          Announced Plans         Under the Plans or
             Period(i)                Purchased             per Share            or Programs                Programs
- -------------------------------------------------------------------------------------------------------------------------
Month #1
     (July 1 to July 31)                    --                    --                    --                       --
Month #2
    (August 1 to August 31)            183,206               $  5.91               183,206(i)                $   --(i)
Month #3
     (September 1 to September 30)          --                    --                    --                       --
                                       -------               -------               -------                  -------
Total                                  183,206               $  5.91               183,206                  $    --
                                       =======               =======               =======                  =======

- ----------
(i) Pursuant to the Employment Agreement (the "Agreement") between Paul F. McConnell and the Company, dated April 23, 2004, which agreement is part of the negotiated transaction of the Company's acquisition of CCS and which is filed with the Company's Current Report on Form 8-K on May 4, 2004, Mr. McConnell agreed to purchase on the open market with his own personal funds, subject to availability, applicable laws and the Company's trading policies, shares of the Common Stock of the Company having a total purchase price of $2.0 million. The Agreement specifies that Mr. McConnell shall purchase these shares within 30 days of April 23, 2004, provided that, such 30-day period will be suspended for any portion where applicable laws and the Company's trading policies prohibit such purchase. In August 2004, Mr. McConnell fulfilled his commitment and, in accordance with the Agreement, will hold one-half of the purchased shares for a period of at least 1 year and 30 days from April 23, 2004 and the remaining purchased shares for a period of at least 2 years and 30 days from April 23, 2004.

Item 6. Exhibits

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

      Exhibit 4.4       Specimen of Regulation S Notes**

      Exhibit 4.5       Specimen of Guarantees**

      Exhibit 4.6       Specimen of Registered Notes

      Exhibit 10.1 Third Amendment to Amended and Restated Credit Agreement, made and entered into as of October 20, 2004, among General Electric Capital Corporation and the Company

      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.1      Cautionary Statements

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

Date: November 9, 2004

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