Form 10-K
period 2004-12-31
CURATIVE HEALTH SERVICES INC
filed 2005-03-16
CIK 1238631

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

For the fiscal year ended December 31, 2004

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

      The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2004, was approximately $95.0 million (based on the last sale price of such stock as reported by the Nasdaq National Market).

      As of March 4, 2005, there were 12,976,464 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2005.

===============================================================================

                                     PART I

      In this Annual Report on Form 10-K, unless the context requires otherwise, "Curative," "Company," "we," "our," and "us" refer collectively to Curative Health Services, Inc. and its consolidated subsidiaries, including Critical Care Systems, Inc. ("CCS"). With the acquisition of CCS (see Note C of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), the Company repositioned its Specialty Pharmacy Services business unit to focus on the specialty infusion market which is a hybrid of the specialty pharmacy and traditional home infusion industries. In connection with this repositioning, the Company changed the name of its Specialty Pharmacy Services business unit to Specialty Infusion business unit and the name of its Specialty Healthcare Services business unit to Wound Care Management business unit. For ease of reference, the names of these business units have been standardized throughout this Annual Report on Form 10-K to Specialty Infusion business unit and Wound Care Management business unit regardless of whether the discussion pertains to periods prior to or after the name changes.

FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this report may constitute forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among other things, the following:

      o changes in reimbursement policies and other legislative or regulatory initiatives aimed at reducing costs associated with the Medicaid and Medicare programs;

      o our ability to open new branch offices and achieve profitability at those locations;

      o     our substantial indebtedness;

      o     our ability to generate sufficient cash to service our debt;

      o     relationships with our key community based representatives;

      o integration risks in connection with our multiple acquisitions and/or our consolidation of our corporate headquarters and functions;

      o relationships with a limited number of biopharmaceutical and pharmaceutical suppliers;

      o     relationships with our payors;

      o     relationships with our shippers;

      o     the competitive nature of our business; and

      o changes in the extensive government regulations to which we are subject.

      Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included elsewhere in this Annual Report on Form 10-K. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

ITEM 1.  BUSINESS

OVERVIEW

BUSINESS OF CURATIVE HEALTH SERVICES, INC.

      Curative Health Services, Inc., through its Specialty Infusion and Wound Care Management business units, seeks to deliver high-quality care and positive clinical outcomes that result in high patient satisfaction for patients experiencing serious acute or chronic medical conditions.

      Our Specialty Infusion business unit provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. We purchase biopharmaceutical and other pharmaceutical products from suppliers and contract with insurance companies and other payors to provide our services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, respiratory syncytial virus ("RSV"), immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative's patients include hemophilia clotting factor, intravenous immune globulins ("IVIG"), Synagis(R) and Remicade(R). Examples of pharmaceutical products used by Curative's patients include compounded pharmaceuticals, such as total parenteral nutrition ("TPN") products, anti-infectives, chemotherapy agents and pain management products. As of December 31, 2004, we had 401 payor contracts and provided products or services in approximately 48 states.

      Our Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. Our Wound Management Program(SM) consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. Our treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. We maintain a proprietary database of patient results that we have collected since 1988 containing over 488,000 patient cases. Our treatment procedures, which are based on extensive patient data, have allowed us to achieve an overall rate of healing of approximately 88% at December 31, 2004 for patients completing therapy. As of December 31, 2004, our Wound Care Center(R) network consisted of 98 outpatient clinics (93 operating and 5 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

      Our predecessor was incorporated in the State of Minnesota in 1984 under the name Curatech, Inc. It changed its name to Curative Technologies, Inc. in March 1990 and to Curative Health Services, Inc. in June 1996. In August 2003, our predecessor effected a holding company reorganization in which we became the holding company of our predecessor, which is now the direct parent of all of our other current subsidiaries, except for Curative Health Services of New York, Inc. and Critical Care Systems, Inc. which are our direct subsidiaries. We assumed the name Curative Health Services, Inc. and our predecessor changed its name to Curative Health Services Co. On April 23, 2004, we acquired all of the outstanding capital stock of CCS from its existing stockholders for a total consideration of approximately $150.0 million in cash. CCS is a leading national provider of specialty infusion pharmaceuticals and related comprehensive infusion services. Our principal executive offices are currently located at 150 Motor Parkway, Hauppauge, New York 11788, telephone number (631) 232-7000. In December 2004, we announced that our corporate headquarters and corporate functions will be consolidated into our office located at 61 Spit Brook Road, Nashua, New Hampshire 03060, telephone number (603) 888-1500. We anticipate that the consolidation of our corporate offices will be completed within the first six to eight months of 2005.

SPECIALTY INFUSION BUSINESS UNIT

      Our Specialty Infusion business unit provides high-cost, injectable or infusible biopharmaceutical and compounded pharmaceutical products to patients with chronic health conditions for which there is no known cure and to patients with critical disease states that require specialized expertise in "high touch" injectable and infusion therapies. High touch therapies require clinical management, special product handling and specialized nursing administration. Our Specialty Infusion business unit focuses on and has core strengths in several therapies, including hemophilia clotting factor, anti-infective therapy, IVIG, TPN and Synagis(R). These products are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Our local pharmacies provide biopharmaceutical and compounded pharmaceutical products which are administered intravenously to patients in their homes and other alternative locations by a team of clinical professionals. Additionally, we provide patient education and instruction regarding the administration of medications, clinical supervision of patient compliance, specialized delivery services, including refrigerated delivery and expedited overnight mail or courier service, patient and community advocacy and reimbursement services for or on behalf of patients and payors. Our Specialty Infusion business unit also provides intravenous infusion services to patients in their home by an experienced team of clinical professionals or in our ambulatory infusion suites located in some of our branch pharmacies.

      Our Specialty Infusion business unit purchases biopharmaceutical and other pharmaceutical products from suppliers and manufacturers. We contract with insurance companies and other payors, including managed care organizations, Medicare and Medicaid programs, to provide clinical management and related injectable and infusible services. Our Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which we receive related service fees.

      Financial information with respect to the Specialty Infusion business unit, including information concerning revenues, operating profit and total assets may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note O of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

SPECIALTY INFUSION - DISEASE MARKETS AND PRODUCTS

      As a specialty infusion company, we focus on high-margin infused therapies that require complex clinical management. The specialty infusion industry, which is a hybrid of the specialty pharmacy and traditional home infusion industries, has evolved as the approval and demand of new biopharmaceutical and pharmaceutical products has expanded. These specialty products are expensive, require temperature-sensitive storage and delivery, patient education, training and monitoring of their proper use and require the patient to inject or infuse the product. Intravenously administered therapies tend to be more complex and potent than oral or injectable drugs. Our core services require patient training, specialized equipment and clinical monitoring by a team of pharmacists, nurses, dietitians and support staff. Our specialty infusion offering differentiates itself by specializing in complex therapies delivered by a local team of clinicians and support staff who provide a continuum of care focused on patient satisfaction, cost savings and positive clinical outcomes.

      For the year ended December 31, 2004, the Specialty Infusion business unit recorded the majority of its revenues from four disease states: hemophilia (approximately 44%) for which we provide both factor VIII and factor IX blood-clotting products, RSV (approximately 17%) for which we offer Synagis(R), immune system disorders (approximately 11%) which are typically treated with IVIG and infectious diseases (approximately 10%) for which we provide antibiotics. An overview of the disease states we service and products we offer follows. Additional information with respect to the Specialty Infusion business unit's revenues from disease states may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

      HEMOPHILIA. Hemophilia is a genetically inherited and currently incurable bleeding disorder resulting from a deficiency in the bloodstream of a plasma protein, called factor, which helps the blood to clot. This blood-clotting factor is essential in helping to cease the bleeding after a cut or injury and preventing spontaneous bleeding. There are two types of hemophilia: hemophilia A and hemophilia B. Hemophilia A, which represents approximately 80% of the hemophiliac population, is the result of a deficiency of factor VIII, while hemophilia B is the result of a deficiency of factor IX. The greater the deficiency of these plasma proteins, the greater the severity of the disease, measured as mild, moderate or severe.

      It is estimated that there are approximately 18,000 persons, predominantly male, in the United States that suffer from hemophilia and that about seven out of ten suffer from a severe form of the disease. Treatment of hemophilia involves intravenously infusing the missing clotting factor in order to replace deficient proteins. The two types of clotting factor available are non-recombinant, made from human blood plasma, and recombinant which is laboratory produced. Patients with severe hemophilia may require multiple injections of clotting factor per week. Patients with less severe forms of hemophilia may only require clotting factor treatment after bleeding starts or before participating in an activity having a high risk of injury. Our Specialty Infusion business unit provides hemophilia patients with both factor VIII and factor IX blood-clotting products under prescription from a physician.

      INFECTIOUS DISEASES. Anti-infective therapy involves the infusion of antibiotic, antiviral and antifungal medications for the treatment of a variety of infections, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with HIV/AIDS, cancer and post-kidney transplant treatment protocols. Anti-infective drugs are more effective when infused directly into the patient's blood as compared to oral ingestion. Once discharged from a hospital, a vast majority of patients utilizing the anti-infective therapy require daily treatment for approximately three to four weeks. Our Specialty Infusion business unit, in addition to offering a full range of pharmaceutical services, also offers nurse visitations to the patient's home to educate, train and monitor the patient.

      IMMUNE SYSTEM DISORDERS. The immune system acts as a natural defense system that recognizes foreign substances, such as bacteria and viruses, as being different from the body's own tissues. A healthy immune system allows the body to fight off infections while an unhealthy immune system, or immune system disorder, reduces the body's ability to fight off infections. Some immune disorders occur when the body treats its own tissues and cells as if they were foreign, prompting the immune system to produce antibodies that destroy those tissues and cells. Most of these disorders are progressive in nature and, therefore, cannot be cured. Treatment of immune disorders typically consists of intravenous infusion of immune globulins which are concentrated levels of antibodies derived from pooled human plasma designed to strengthen the immune system. Clinical oversight is generally necessary for injecting immune globulins due to the high toxicity level, length of treatment and the potential for a negative reaction to the infusion. Our Specialty Infusion business unit operates ambulatory infusion suites in some of its branch pharmacies and offers nurse visitation to the home to administer infusions to the patient there.

      NUTRITIONAL SUPPORT. Certain diseases, such as inflammatory bowel disease, short bowel syndrome, pancreatitis or other gastrointestinal illnesses that prohibit oral digestion, require the patient to obtain life-sustaining nutrients through infusion. TPN is a solution that contains one or more of the following: amino acids, dextrose, fatty acids, electrolytes, trace elements, minerals and vitamins. Accordingly, TPN is mixed for each patient specifically and requires a high degree of pharmacy manipulation. TPN therapy is also utilized to augment the nutritional status of patients with cancer, hyperemesis and eating disorders. Certain patients require TPN for life, while others may only need short-term therapy. Our Specialty Infusion business unit offers nutritional assessments, clinical pharmacy consultants, nurse visitations to the patient's home, patient education, blood draws and patient monitoring.

      RESPIRATORY SYNCYTIAL VIRUS. RSV is a highly contagious virus that most commonly infects infants from birth to age two. The virus begins with indications similar to the common cold that progress into more severe symptoms, affecting the lower respiratory system where bronchiolitis and pneumonia can develop. RSV is the most commonly diagnosed respiratory virus in infants and young children. It is estimated that over 100,000 children nationwide are hospitalized each year with the virus. Synagis(R), a drug manufactured by MedImmune, Inc., is the most widely used treatment for the prevention of serious lower respiratory tract diseases caused by RSV. The treatment is administered through intramuscular (i.e., into the muscle) injections, at least once monthly, during the virus' peak season (from September through April). We believe that within the past few years, a substantially reduced number of hospitalizations associated with the virus, as well as a decrease in the mortality rate for infants, is due to improved treatments, including Synagis(R). Our Specialty Infusion business unit offers Synagis(R) to patients through injections in a location most convenient for the patient, either at a physician's office, the patient's home or at local clinics.

      CANCER. Chemotherapy, the use of drugs to treat cancer, works by seeking out and destroying fast-growing cells. However, chemotherapy not only attacks cancer cells, but also healthy cells which are needed for strength. One of the common side effects of chemotherapy, and the most prevalent, is anemia which occurs when the body does not have enough red blood cells. Red blood cells carry hemoglobin, which transports oxygen to cells and organs. Once depleted of red blood cells, the body is then unable to adequately transport oxygen and fatigue results, stealing the physical and emotional strength needed to fight cancer. Anemia affects up to two out of three chemotherapy patients. Another side effect of chemotherapy is a severe drop in infection-fighting white blood cells, a condition called neutropenia. About half of cancer chemotherapy patients develop neutropenia, placing them at risk for life-threatening infections which may require hospitalization and can delay chemotherapy treatment and reduce its effectiveness. Our Specialty Infusion business unit provides chemotherapeutic regimens for cancer treatments, anti-infective therapy for infections associated with cancer treatments, TPN for nutritionally compromised cancer patients and other adjunctive chemotherapy treatments, such as Epogen(R), Procrit(R) and Neupogen(R) to treat red and white blood cell deficiencies.

      RHEUMATOID ARTHRITIS. Rheumatoid arthritis is a chronic inflammatory disease of the synovium, or lining of the joint, that results in pain, stiffness, swelling, deformity and loss of function in the joints as cartilage and bone is destroyed. This inflammation is most common in the hands and the feet. It is estimated that approximately 2.1 million people in the United States, or 1% of the population, have rheumatoid arthritis. The treatment of rheumatoid arthritis involves specialty biopharmaceuticals and pharmaceuticals. Our Specialty Infusion business unit provides specialty anti-inflammatory biopharmaceuticals to treat the symptoms of rheumatoid arthritis, such as Enbrel(R), generally taken several times weekly, and Remicade(R), an infused therapy generally taken bi-monthly and administered in a physician's office, the patient's home or in one of our local ambulatory infusion suites.

      HEPATITIS C. Hepatitis C is a blood-borne infection that can attack and damage the liver. The hepatitis C virus is spread predominately through contact with infected blood and can lead to cirrhosis, liver cancer or liver failure. Hepatitis C is characterized by a consistent elevation of liver enzymes and is the principal reason for liver transplant. The virus affects an estimated four million persons in the United States; however, with proper treatment, about 50% of all patients can now be cured. Our Specialty Infusion business unit provides hepatitis C treatments such as PEG-Intron(R), Rebetron(R) and Rebetol(R).

      MULTIPLE SCLEROSIS. Multiple sclerosis is a chronic disease of the central nervous system for which neither a cause nor a cure is currently known. The central nervous system is made up of nerves that act as the body's messenger system. Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body. In patients with multiple sclerosis, the body's immune cells enter the brain and spinal cord and attack the protective myelin covering. Once the myelin is gone and replaced with scar tissue, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted. The brain then becomes unable to properly send and receive messages. The type and severity of multiple sclerosis varies by the location and the extent of demyelination. It is estimated that multiple sclerosis affects approximately 2.5 million people worldwide, including 400,000 Americans. In recent years, the U.S. Food and Drug Administration ("FDA") has approved several biopharmaceutical and pharmaceutical products that have been shown to help slow the progression of multiple sclerosis, including Avonex(R), Betaseron(R), Copaxone(R) and Rebif(R).

SPECIALTY INFUSION - PRODUCT DISTRIBUTION

      We distribute our products by specialized delivery services, including refrigerated delivery and expedited overnight mail or courier. Our products are shipped from our various wholesale or retail pharmacies and include the drugs, educational materials and any supplies necessary for the patient to administer the medication. In addition, the Specialty Infusion business unit provides intravenous infusion services to patients in their home by an experienced team of clinical professionals or in our ambulatory infusion suites located in some of our branch pharmacies.

SPECIALTY INFUSION - PRODUCT SUPPLIERS

      We purchase products directly from manufacturers and wholesale distributors. The majority of our hemophilia-related products is purchased from five suppliers with whom we have supply arrangements, our Synagis(R) from its only manufacturer, MedImmune, Inc., and our IVIG and other products from multiple suppliers.

      Some of the products that we distribute, such as factor VIII blood-clotting and IVIG products, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand. Although such shortages have ended, demand continues to grow. We are currently experiencing allocation restrictions of IVIG products. We currently have a contract to purchase a substantial amount of various pharmaceuticals that will expire in August 2005 and another contract to purchase a substantial amount of factor and medical supplies that will expire in December 2006. While we cannot be certain, we believe that under our arrangements with suppliers, we will have adequate supply of the products we offer, other than IVIG, to serve our existing patients and to add new patients in 2005.

SPECIALTY INFUSION - STRATEGY

      The strategy of our Specialty Infusion business unit is to achieve same store sales growth by continuing to focus on our core therapies (hemophilia clotting factor, Synagis(R), IVIG, anti-infective therapy and TPN), with which we have significant clinical experience, delivery capabilities and strong payor relationships. As of December 31, 2004, we operated 46 locally-based full service pharmacies where we endeavor to deliver positive clinical outcomes through locally-based clinical teams comprised of Company-employed pharmacists, nurses, dietitians and other experts. We continue to leverage and build upon our approximately 400 local, regional and national payor relationships. Utilizing our local presence, we plan to further our market share by expanding relationships and cultivating new opportunities with physician and hospital referral sources. We will expand into new disease states that require high-touch, local distribution, similar to our core therapies. We will use scale and clinical expertise to compete against both local and national competitors in the fragmented specialty pharmacy and home infusion markets. We also expect to grow by opening new locations that leverage our corporate infrastructure and state-level regulatory expertise and contacts. Additionally, we may selectively acquire complementary businesses that we believe will expand our service and product offerings and our customer base, deepen our penetration in existing markets and increase our operating leverage.

      In support of this strategy, on April 23, 2004, we acquired CCS, a specialty infusion company with 29 branch locations in 18 states. See Note C of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

SPECIALTY INFUSION - MARKETING

      We have assembled an industry-experienced sales force to execute our growth strategy. As of December 31, 2004, we had more than 100 Specialty Infusion sales and service representatives, 33 of whom are exclusively dedicated to servicing the hemophilia community Our dedicated hemophilia sales and service representatives are responsible for distributing patient education materials, providing product inventory support, ensuring patient compliance according to their diagnoses and increasing the patient base they serve. The majority of our Specialty Infusion sales force is focused on selling our complete portfolio of core therapies directly to physicians, case managers and other patient influencers. They are responsible for enhancing existing relationships while developing new referral sources. Through our dedicated contracting department, we continue to expand upon existing managed care relationships while adding new contracts.

SPECIALTY INFUSION - PAYORS

      As of December 31, 2004, the Specialty Infusion business unit had 401 payor contracts. We typically contract with large health maintenance organizations, major health insurers, government agencies and physician practices. The following provides approximate percentages of our Specialty Infusion business unit's patient revenues for the years ended December 31:

                                      2004   2003   2002
                                      ----   ----   ----
                     Private payors   53.4%  42.5%  37.1%
                     Medicaid         39.5%  51.0%  54.1%
                     Medicare          7.1%   6.5%   8.8%

SPECIALTY INFUSION - REIMBURSEMENT

      The profitability of our Specialty Infusion operations depends, in large part, on the reimbursement we receive from third-party payors, including managed care organizations and Medicare and Medicaid programs. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement for health care providers and suppliers. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to us for our products and services.

      Our Specialty Infusion business unit offers a local reimbursement model for all of our products, supporting both the patient and payor. Prior to shipping the product or administering the product in the patient's home, our local reimbursement staff obtains authorization from the patient's insurer, easing the process for the patients and avoiding billing disputes with payors which might otherwise occur.

      Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug's average wholesale price ("AWP"). In fact, most of our Specialty Infusion business unit revenues result from reimbursement methodologies based on the AWP of our products. The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers. Various federal and state government agencies have been investigating whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs. There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers' AWP for a particular drug(s). These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state's reimbursement policies.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA") was signed into federal law, providing for a Medicare prescription drug benefit and other changes to the Medicare program, including changes to payment methodologies for products we distribute that are covered by Medicare. Prior to MMA, Medicare reimbursement for many of the products we distribute was based on 95% of the products' AWP. Under MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004. This 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP during 2004.

      Effective January 1, 2005, the Medicare reimbursement methodology for many of the products we distribute (including blood-clotting factor products) changed from an AWP-based system to one based upon Average Selling Price ("ASP") which we anticipate will lower Medicare reimbursement. The ASP drug methodology does not apply to drugs dispensed to and infused in the home. It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology. In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

      In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services. For example, in California, where approximately 12% of our total revenues for the year ended December 31, 2004 were derived from the California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%. More recently, California Governor Schwarzenegger proposed additional cuts to California's Medicaid program ("Medi-Cal") that may lower reimbursement for our products for which we are directly reimbursed and for which our customers are reimbursed in California, as well as limit enrollment in the Medi-Cal program.

      In May 2004, the California Department of Health Services ("DHS") issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004. On May 27, 2004, a lawsuit was filed in the United States District Court for the Eastern District of California on behalf of two individual Medi-Cal recipients with hemophilia against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood-clotting factor. In addition, on June 10, 2004, we filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the proposed reimbursement rates. In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both of these cases. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by us. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

SPECIALTY INFUSION - COMPETITION

      We face a high degree of competition from companies in the specialty pharmacy and traditional home infusion industry. Our competitors include traditional home infusion providers, other specialty pharmacy companies, prescription benefit managers, retail chain pharmacies, mail order pharmacies, physician office infusion suites and hospital based pharmacies. We compete in areas such as quality of service, pricing, reliability and availability of pharmacists and patient service representatives. To remain competitive, our Specialty Infusion business unit must maintain strong relationships with physicians, hospitals, payors, patients and manufacturers.

WOUND CARE MANAGEMENT BUSINESS UNIT

      Our Wound Care Management business unit is a leading provider of wound care management services that manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services for treatment of chronic wounds.

      Financial information with respect to the Wound Care Management business unit, including information concerning revenues, operating profit and total assets may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note O of Notes Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

WOUND CARE MANAGEMENT - MARKET

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

      TRADITIONAL APPROACH TO CHRONIC WOUND CARE. Traditional chronic wound care treatment, which is typically administered by a primary care physician, relies principally on cleansing and dressing the wound, controlling infection with antibiotics and protecting the wound. For example, topical or oral antibiotics are administered to decrease the bacterial count in the wound, protective dressings are used to decrease tissue trauma and augment repair and various topical agents are applied that chemically cleanse the wound and remove wound exudate. These passive treatments do not directly stimulate the underlying wound healing process. In many cases, the patient may have to see a number of health care professionals before effective treatment is received. In addition, under this traditional care model, patients must manage their own care, which often leads to non-compliance and treatment failure which may lead to infection, gangrene and amputation. Although wound care programs have begun to evolve to more specialized and aggressive treatment regimens, we believe that a significant medical need and market opportunity exists for products and services that improve and accelerate the wound healing process.

WOUND CARE MANAGEMENT - THE CURATIVE APPROACH TO CHRONIC WOUND CARE

      Our Wound Care Management Program(SM) is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds. The Wound Care Management Program(SM) is administered primarily through a nationwide network of Wound Care Center(R) programs. We believe the Wound Care Management Program(SM) provides a better approach to chronic wound management than the traditional approach, which we believe lacks a comprehensive solution, effective technology, positive outcomes and cost efficiency. Each Wound Care Management Program(SM) offers its patients an inter-disciplinary team of health care professionals, typically including general and specialty surgeons and a medical director, nurse, case manager, nutritionist and endocrinologist.

      In most cases, patients arriving at a Wound Care Center(R) program have been treated with traditional wound healing techniques but continue to suffer from chronic wounds. In some cases, patients come to a Wound Care Center(R) program after they have received an opinion from their primary physician that limb amputation may be required. After being treated under our Wound Care Management Program(SM), 120 out of 139 patients who were recommended for amputation, or approximately 86%, did not require a limb amputation as of December 31, 2004. Wound Care Management believes that this demonstrates the impact that the Wound Care Management business unit's Wound Management Program(SM) has on reducing health care costs and improving the quality of life. Upon the commencement of treatment under our Wound Management Program(SM), medical personnel conduct a systematic diagnostic assessment of the patient. Specialized treatment plans are then established for the patient, based on the underlying cause of the wound and the unique status of the patient. After the assessment phase, the course of treatment in the Wound Management Program(SM) may include revascularization, infection control, wound debridement, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications.

      To measure the effectiveness of our Wound Management Program(SM), we have developed a functional assessment scoring system to measure the healing of a wound. Under this system, a chronic wound is assessed when (i) it is less than 100% epithelialized (i.e., the wound is covered by a membranous cellular tissue that covers and protects a wound as it heals) and requires a dressing, (ii) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals) but still requires intervention and dressing, (iii) maturing skin is present, but the wound requires a protective dressing and (iv) mature skin requires preventive care only. We have a proprietary database of patient outcomes that has been collected since 1988 containing over 488,000 patient records as of December 31, 2004 which indicate an overall healing rate of approximately 88% for patients completing therapy.

WOUND CARE MANAGEMENT - STRATEGY

      The objective of our Wound Care Management business unit is to enhance its position as a leading disease management company in the chronic wound care market. Its growth strategy is to continue to improve and refine the Wound Management Program(SM) while broadening its delivery models to cover the entire continuum of care for wound management. Key elements of this strategy include:

      CONTINUE TO DEVELOP WOUND CARE MANAGEMENT BUSINESS UNIT'S NATIONWIDE NETWORK OF OUTPATIENT WOUND CARE CENTER(R) PROGRAMS. We intend to continue pursuing additional outpatient Wound Care Center(R) programs on or near the campuses of acute care hospitals. Since December 2002, the total number of net programs contracted and operating increased from 91 to 98 as of the end of 2004. Contract terminations have been effected for such reasons as reduced reimbursement, financial restructuring, bankruptcies or hospital closings. Additionally, we believe that hospitals choose to terminate or not renew contracts based upon decisions to terminate our programs or to operate them internally. As of December 31, 2004, Wound Care Management managed 93 operating outpatient Wound Care Center(R) programs and believes there is opportunity for growth. We believe hospitals are continually seeking low-cost, high-quality solutions to wound management, such as those provided by Wound Care Management. In addition, we believe the Wound Management Program(SM) enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients. As a result, we believe there is a significant opportunity for Wound Care Management to continue to expand its Wound Care Center(R) programs through affiliation with acute care hospitals.

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

      DEVELOP NEW SERVICE MODELS TO ENHANCE MARKET PENETRATION. We are actively developing new service models in new health care delivery settings, such as inpatient programs for acute care hospitals and long-term care facilities (e.g., nursing homes and long-term acute care hospitals). These new service models are being operated as a service to existing hospital customers and serve to expand the continuum of wound care services. Pressure sores, the most common form of a chronic wound, usually occur among nursing home, acute care and home care patients due to the sedentary lifestyle associated with those care settings. As we further develop our inpatient service models, we believe we will become more capable of penetrating the large pressure sore market, as acquired wounds are receiving increased scrutiny in post-acute and acute care quality requirements.

      PROVIDE A COMPREHENSIVE MANAGED CARE PRODUCT. We believe that wound care represents a significant cost to managed care organizations and that Wound Care Management has the ability to provide a variety of services to managed care payors. These services may include, among others, case management, accreditation services and other tools necessary to effectively manage wound care patients. With its Wound Management Program(SM) and increasing presence in multiple health care delivery settings, Wound Care Management can offer managed care payors a relationship which we believe will provide better patient healing outcomes, patient satisfaction and more cost-effective services for subscribers.

      ENHANCE OUR WOUND MANAGEMENT Program(SM). Our Wound Care Management business unit currently offers a unique Wound Management Program(SM) which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications. Wound Care Management is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management Program(SM). We are actively pursuing such advances through the continuous development of our current services and co-marketing arrangements with other providers of wound care products and services. Wound Care Management's current service offerings include furnishing hyperbaric oxygen services to interested hospital partners, forming alliances with companies marketing new wound care technologies and developing clinical research capabilities for the Wound Care Center(R) network.

WOUND CARE MANAGEMENT - WOUND CARE OPERATIONS

      Wound Care Management's wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients. The initial focus of Wound Care Management's wound care operations has been hospital outpatient Wound Care Center(R) programs. Wound Care Management is currently expanding its programmatic approach to wound care to inpatient settings, such as acute care hospitals and long-term care facilities. In these settings, Wound Care Management offers an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings to complement existing hospital Wound Care Center(R) programs.

      HOSPITAL OUTPATIENT WOUND CARE CENTER(R) PROGRAMS. Outpatient Wound Care Center(R) programs, located on or near the campuses of acute care hospitals, represent Wound Care Management's core business. A typical hospital outpatient Wound Care Center(R) consists of approximately 2,500 square feet of space, comprised of four to eight exam rooms, a nursing station and physician and administrative offices. These Wound Care Center(R) programs are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care such as revascularization or surgical debridement.

      Wound Care Management currently offers its hospital clients two outpatient Wound Care Center(R) models: a management model and an "under arrangement" model, with a primary focus on developing management models. The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center(R) program. In the management model, generally our only employee at the Wound Care Center(R) program is the center's Program Director, and Wound Care Management generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, we employ most or all of the clinical and administrative staff (other than physicians) at the Wound Care Center(R) program, and structure our fees similarly to those of the management model with the exception of inclusion of fees to cover additional employee costs. In all other material respects, the two models are identical. In both models, physicians remain independent contractors, and Wound Care Management recruits and trains the physicians and staff associated with the Wound Care Center(R) program. The physicians providing services at a Wound Care Center(R) program are recruited by Wound Care Management, primarily from among the doctors who work at the hospital and practice in related areas. In addition, in both models, Wound Care Management's field support departments provide the staff at each Wound Care Center(R) program with clinical oversight, quality assurance, reimbursement consulting, community education and marketing, a proprietary database, training and general administrative support services. The terms of Wound Care Management's contract with each hospital are negotiated individually. Generally, in addition to the management fees described above, the contracts provide for development fees charged to the hospital. In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third-party payors.

      The first Wound Care Center(R) program opened in 1988, and, as of December 31, 2004, there were 98 hospital outpatient Wound Care Center(R) programs in operation or under contract in approximately 30 states. In addition, in 2004, Wound Care Management entered into contracts with 13 hospitals to open additional Wound Care Center(R) programs. Wound Care Management's hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets. Wound Care Management selects hospital clients based on a number of criteria. A suitable hospital client typically can accommodate at least 100 inpatient beds, has a primary and secondary market population greater than 100,000 people, offers services which complement the Wound Management Program(SM), including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves. Of Wound Care Management's 98 hospital outpatient Wound Care Center(R) programs, 94 are management model centers and 4 are "under arrangement" model centers.

      In expanding its product offering, Wound Care Management furnishes hyperbaric oxygen therapy ("HBO") services to interested hospital partners operating outpatient Wound Care Center(R) programs. These services generally include furnishing HBO chambers and managing the program. As of December 31, 2004, Wound Care Management managed 21 HBO programs complementing existing hospital outpatient Wound Care Center(R) programs of which 13 were operating.

      INPATIENT WOUND CARE PROGRAMS. Wound Care Management is addressing the needs of the inpatient wound care market through the development of new inpatient programs. These patients often have pressure sores resulting from inactivity. While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market. Wound Care Management has developed an inpatient program for its affiliated acute care hospitals that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk of acquired wounds or who already suffer from chronic wounds. The program is primarily directed at reducing the length of stay of those patients in the acute care setting and related wound care costs. Wound Care Management has also developed a Wound Outreach Program, whereby a nurse practitioner or physician assistant from an affiliated outpatient Wound Care Center(R) program provides wound-related services to long-term care facilities in surrounding areas. As of December 31, 2004, Wound Care Management had contracts to manage 31 such inpatient programs at existing acute-care hospital customers of which 20 were operating. Further, as of December 31, 2004, Wound Care Management had contracts to manage 25 programs that provide outreach wound care services to local long-term care facilities. There can be no assurance that these programs will be successful in the future.

      CONTRACTS TERMS AND RENEWALS. Substantially all of the revenues of Wound Care Management are derived from management contracts with acute care hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital, if specified performance criteria are not satisfied, or by Wound Care Management under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by Wound Care Management or the client hospital for various reasons prior to their scheduled expiration. During 2004, one hospital contract expired without renewal, and an additional five hospital contracts were terminated by the client hospital prior to their scheduled expiration. Generally, Wound Care Management elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term. Wound Care Management believes that there were a number of reasons why hospitals chose to terminate their contract, including hospital financial difficulties and the Medicare reimbursement changes which reduced hospital revenues. The continued success of Wound Care Management is subject to its ability to renew or extend existing management contracts and obtain new management contracts. We believe that hospitals choose to terminate or not to renew contracts based on decisions to terminate their wound care programs or to convert their programs from independently-managed programs to programs operated internally. There can be no assurance that any hospital will continue to do business with Wound Care Management following the expiration of its management contract or earlier, if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels, which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by Wound Care Management, could result in the early termination of existing management contracts and would adversely affect the ability of Wound Care Management to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

      MANAGED CARE OPERATIONS. Wound Care Management's managed care strategy is currently focused on marketing Wound Care Center(R) program services to local managed care organizations in concert with its hospital clients' efforts to promote all hospital-based services to such managed care organizations. Wound Care Management seeks to establish relationships with managed care organizations and other disease management companies to provide wound care services. Wound Care Management's contractual arrangements with managed care organizations and other disease management companies, which will vary based upon the needs of the particular customer, are expected to provide for Wound Care Management to receive compensation on a fee-for-service, fixed-case rate or at-risk capitation basis. While Wound Care Management anticipates that most of its managed care contracts will be fee-for-service or case-rate contracts, it expects that at-risk capitation could become a contracting method.

      Wound Care Management has developed tools to help managed care organizations and other disease management companies assess their current wound care experiences (both clinical results and costs) against our Wound Management Program(SM) in order to demonstrate that a wound care carve-out product can provide added value. To date, Wound Care Management has been unsuccessful in establishing managed care or disease management relationships.

      Wound Care Management's managed care operations have been limited. Although Wound Care Management or its hospital clients have been reimbursed for wound treatment by a number of managed care organizations on a case-by-case basis, Wound Care Management currently has no contracts that require or offer incentives to subscribers to use Wound Care Management's wound care services. There can be no assurance that Wound Care Management will be able to successfully expand its managed care operations.

WOUND CARE MANAGEMENT - COMMUNITY EDUCATION AND MARKETING

      Wound Care Management's community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the growth in operating Wound Care Center(R) programs. The professional community education component is locally managed and conducted by the Wound Care Center(R) Program Directors under the supervision of the Regional Managers with support from Community Education Managers. The primary community education efforts are directed at physicians and other health care professionals to expand community awareness of the Wound Care Center(R) program services.

      In addition, community education marketing plans are developed each year at each Wound Care Center(R) program. The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center(R) along with the Corporate Marketing Department. The plan details the anticipated marketing for the year and may include radio and print advertising as well as professional symposiums and other community education. Wound Care Management markets the Wound Care Center(R) program concept to hospitals as a therapeutic "Center of Excellence." Wound Care Management believes that having a Wound Care Center(R) program can differentiate a hospital from its competitors and can increase the hospital's revenues through the introduction of new patients, which leads to an increase in appropriate ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries such as debridements, vascular surgeries and plastic surgeries.

      Wound Care Management's efforts to develop new wound management programs is the responsibility of the Directors of Business Development, whose primary role is the development of new wound care programs with acute care hospitals. As of December 31, 2004, Wound Care Management had four Directors of Business Development.

WOUND CARE MANAGEMENT - THIRD-PARTY REIMBURSEMENT

      Wound Care Management, through its wound care operations, provides contractual management services for fees to acute care hospitals and other health care providers. These providers, in turn, seek reimbursement from third-party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, for clinical services rendered to patients insured by these payors. The availability of reimbursement from such payors has been a significant factor in Wound Care Management's ability to increase its revenue streams and will be important for future growth.

      Each third-party payor formulates its own coverage and reimbursements policies. Although we have not, and we believe that our clients have not, in general experienced difficulty in securing third-party reimbursement for Wound Care Center(R) program services, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement. To our knowledge, no widespread denials have been received by hospitals regarding reimbursement for Wound Care Center(R) program clinical services. We discuss coverage and reimbursement issues with our hospital clients and third-party payors on a regular basis. Such discussions will continue as we seek to assure sufficient payments from third-party payors to our hospital customers for services managed by us so that our hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with Wound Care Management. Although no individual coverage and reimbursement decision is material to us, a widespread denial of reimbursement coverage for clinical services provided in the Wound Care Center(R) programs could have a material adverse effect on our business, financial position and results of operations.

      As a result of the Balanced Budget Act of 1997, the Centers for Medicare & Medicaid Services ("CMS") implemented the Outpatient Prospective Payment System ("OPPS") for most hospital outpatient department services furnished to Medicare patients beginning August 2000. Under OPPS, a predetermined rate is paid to each hospital for clinic services rendered, regardless of the hospital's cost. We believe the new payment system does not provide comparable reimbursement for services previously reimbursed on a reasonable cost basis, and we believe the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center(R) programs we manage on behalf of the hospitals. As a result, during 2004 and 2003, we renegotiated and modified many of our management contracts related to our Wound Care Management business unit, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in further reduced revenues and income to us from those contracts and even contract terminations. These results could have a material effect on Wound Care Management's business, financial condition and results of operations.

      The Wound Care Center(R) programs managed by our Wound Care Management business unit on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital-based program to be covered under the Medicare outpatient reimbursement system. With OPPS, Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 were grandfathered by CMS to be "provider based entities" until the start of the hospital's next cost reporting period beginning on or after July 1, 2003. At that time, the hospital may submit an attestation to the appropriate Regional Office, attesting that the program meets all the requirements for provider based designation. Programs that started on or after October 1, 2000 can voluntarily apply for provider based designation status. We timely advised each of our hospital clients of the mandatory application procedures. Although we believe that the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation could harm our business.

WOUND CARE MANAGEMENT - COMPETITION

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

GOVERNMENT REGULATION

      Our operations and the marketing of our services are subject to extensive regulation by numerous governmental authorities in the United States, both federal and state. We believe that we are currently in substantial compliance with applicable laws, regulations and rules. However, there can be no assurance that a governmental agency or a third party will not contend that certain aspects of our business are subject to or are not in compliance with such laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

      Any change in current regulatory requirements or related interpretations by, or positions of, state officials in states where we operate could adversely affect our operations within those states. In states where we are not currently located but where we may operate in the future, we intend to utilize the same approaches adopted elsewhere for achieving state compliance. However, state regulatory requirements could adversely affect our ability to establish operations in such other states.

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

      Due to the complexity of such anti-kickback laws, the Department of Health and Human Services ("HHS") has established certain safe harbor regulations whereby various payment practices may be protected from criminal or civil penalties. However, an activity that is outside a safe harbor is not necessarily deemed illegal.

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

THE STARK LAW

      Federal and some state laws impose restrictions on the relationships between providers of health care services or products and other persons or entities, such as physicians and other clinicians, including with respect to employment or service contracts, investment relationships and referrals for certain designated health services. Outpatient prescription drugs are one of the 11 designated services to which the Stark Law applies. On March 26, 2004, CMS issued the second phase of its final regulations addressing physician self-referrals, which became effective July 24, 2004. We believe we have structured our operations in an attempt to comply with these provisions. Periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health care services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

PROFESSIONAL FEE SPLITTING

      The laws of many states prohibit physicians from sharing professional fees with non-physicians and prohibit non-physician entities, such as us, from practicing medicine and from employing physicians to practice medicine. The laws in most states regarding the corporate practice of medicine have been subjected to judicial and regulatory interpretation.

PHARMACY OPERATION LAWS

      Our pharmacies are subject to various state laws relating to pharmacy operation, including requirements regarding licensure and handling, securing, storing, labeling, dispensing, recordkeeping and reporting for pharmaceutical products, as well as patient confidentiality requirements and prohibitions on fee-splitting by pharmacies. Additionally, many state boards of pharmacy require pharmacies to provide counseling to customers. Our pharmacy business marketing activities may also be regulated by the FDA, including with respect to any promotion of off-label uses of products (for indications which have not been approved by the FDA). We believe we are in substantial compliance with these requirements. However, if we are found not to be in compliance, we could be subject to fines and penalties which could have an adverse effect on our business.

PROFESSIONAL LICENSES

      State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency or other licensed entity and/or could necessitate the need to use licensed nurses to provide certain patient directed services. If we are found to have violated state licensure laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

FALSE CLAIMS ACT

      Federal and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements. Such requirements would apply to the operations of our pharmacies and to the hospital customers to which we provide wound care management services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, implicated health care providers are often unaware of the suit until the government has made its determination and the seal is lifted.

      The federal False Claims Act (the "False Claims Act") generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines and treble damages.

HIPAA - ADMINISTRATIVE SIMPLIFICATION

      The Administrative Simplification Provisions of HIPAA require HHS to adopt standards to protect the security and privacy of health-related information. In February 2002, HHS issued final rules concerning the security standards. These rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, health care clearinghouses and health care providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. The compliance deadline will occur in April 2005, and we are currently on target with our planned implementation to ensure that our systems will comply with the security standards.

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

      HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all health care providers must use when submitting or receiving certain health care transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are now substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA.

      If we were found to have violated one of these state laws, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

CONFIDENTIALITY

      Under federal and state laws, we must adhere to stringent confidentiality regulations intended to protect the confidentiality of patient records.

ONGOING INVESTIGATIONS

      Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, promotion of off-label drug indications use, clinical drug research trials and gifts for patients or referral sources. We believe our current and planned activities are substantially in compliance with applicable legal requirements. There can be no assurance, however, that a governmental agency or a third party will not contend that certain aspects of our business are subject to, or are not in compliance with, such laws, regulations or rules, or that state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor, or that future interpretations of such laws will not require structural or organizational modifications of our existing business or have a negative impact on our business. Applicable laws and regulations are very broad and complex, and, in many cases, the courts interpret them differently, making compliance difficult. Although we try to comply with such laws, regulations and rules, a violation could result in denial of the right to conduct business, significant fines and criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules, or reform of the structure of health care delivery systems and payment methods, could have a material adverse effect on our business.

INTELLECTUAL PROPERTY

      Our success depends, in part, on our ability to maintain trade secret protection and operate without infringing on or violating the proprietary rights of third parties. In addition, we also rely, in part, on trade secrets, proprietary know-how and technological advances which we seek to protect by measures, such as confidentiality agreements with our employees, consultants and other parties with whom we do business. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known, be independently discovered by others or found to be unprotected.

      Wound Care Center(R), Wound Care Management Program(SM), the name Critical Care Systems(R) and its logo and our logo with our name, Curative Health Services(R), are our trademarks. This report also includes trade names and marks of other companies.

EMPLOYEES

      As of December 31, 2004, we employed 717 full-time employees, of which 513 were in the Specialty Infusion business unit, 130 employees were in the Wound Care Management business unit and 74 were in various support departments. We expect to increase our personnel at our business units, partially offset by a modest reduction in corporate staff due to our consolidation of headquarters, resulting in a modest growth in our headcount during 2005. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

      Our filings with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments and exhibits to those reports are available free of charge through our Internet website (http://www.curative.com) as soon as reasonably practicable after these materials are electronically filed, or furnished, with the SEC (http://www.sec.gov).

ITEM 2.  PROPERTIES

      Our headquarters are currently located in Hauppauge, Long Island, New York. We lease this 30,000 square foot facility under a lease which expires in October of 2005. We also have approximately 10,000 square feet of headquarter space in Nashua, New Hampshire. As announced on December 20, 2004, we will be relocating our headquarters to Nashua by the third quarter of 2005 and increasing our leased space there to approximately 25,000 square feet. Additionally, through our Specialty Infusion business unit, we lease office, pharmacy and warehouse space in various states. We have leases for our 46 branch pharmacy locations, totaling approximately 243,000 square feet. We believe that our facilities are adequate and suitable for our operation. Our Wound Care Management business unit operates hospital outpatient Wound Care Center programs in facilities which are owned or leased by the hospitals.

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

PRESCRIPTION CITY LITIGATION

      As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at our Prescription City pharmacy, formerly located in Spring Valley, New York. The Government has informed us that we are not a target of the investigation. Apex Therapeutic Care, Inc. ("Apex"), a wholly-owned subsidiary of the Company, was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. We have cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the employment of Paul Frank, the former principal shareholder of Prescription City, was terminated. Apex also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by Apex in June 2003. The purchase was structured as an asset purchase with Apex being provided indemnifications, representations and warranties by the sellers. Apex has filed a complaint in the United States District Court, Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. The defendants filed a motion to join Curative as a plaintiff and to have the case dismissed for lack of diversity, and the Court denied such motion. The defendants have filed a motion to have such decision reconsidered. The defendants have also filed a third-party complaint for declaratory relief and a breach of contract relating to a promissory note delivered by Apex (and issued by Curative) to the sellers as part of the obligations of Apex in connection with the acquisition. The Company has filed a motion to dismiss such third-party complaint. Apex intends to pursue its claims against Prescription City and Paul Frank aggressively, and the Company intends to defend vigorously any claims made in the third-party complaint if it is not dismissed. Such litigation is pending, and the outcome is uncertain at this time.

CALIFORNIA DHS LITIGATION

      In May 2004, DHS, issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004. On May 27, 2004, a lawsuit was filed in the United States District Court for the Eastern District of California on behalf of two individual Medi-Cal recipients with hemophilia against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood-clotting factor. In addition, on June 10, 2004, we filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the proposed reimbursement rates. In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both of these cases. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by us. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the Nasdaq National Market System under the symbol "CURE." The following table sets forth the range of high and low sales prices of the Company's common stock as quoted on the Nasdaq National Market System:

                     2004               HIGH      LOW
                     --------------   -------   -------
                     Fourth Quarter   $  6.91   $  4.79
                     Third Quarter       8.63      5.22
                     Second Quarter     13.74      8.58
                     First Quarter      14.22     11.82

                     2003               HIGH      LOW
                     --------------   -------   -------
                     Fourth Quarter   $ 18.44   $ 12.25
                     Third Quarter      18.86     16.02
                     Second Quarter     19.27     12.20
                     First Quarter      19.38     15.41

      The closing sale price for the common stock as quoted on the Nasdaq National Market System on March 4, 2005 was $3.69.

      HOLDERS. As of March 4, 2005, there were 149 holders of record of the Company's common stock.

      DIVIDENDS. The Company has not paid any cash dividends since its inception, nor does it currently intend to pay cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in its business operations. The Company has entered into an indenture pursuant to its 10.75% Notes. Under this indenture, the Company cannot, directly or indirectly, make any dividend payment if at the time of such payment:

      1. there is a default under the 10.75% Notes or a default under those Notes shall occur as a consequence of such payment;

      2. the Company cannot incur $1.00 of additional indebtedness under the Coverage Ratio Exception (as defined in the indenture); or

      3. the dividend, when added to the aggregate amount of all other restricted payments (as defined in the indenture) made after April 23, 2004, exceeds a certain Restricted Payments Basket (as defined in the indenture).

      RECENT SALES OF UNREGISTERED SECURITIES. There were no unregistered securities sold by the Company during the fiscal year ended December 31, 2004.

      ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its common stock during the fiscal quarter ended December 31, 2004.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K. Financial Highlights and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes. The period-to-period comparability of the Company's selected consolidated financial data is affected by its acquisition activity. Please see discussion in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      Five year selected consolidated financial data of Curative Health Services, Inc. and Subsidiaries for the years ended December 31 is as follows (in thousands, except per share data):

                                                                2004           2003          2002        2001       2000
                                                            ----------      ---------     ---------   ---------   --------
STATEMENTS OF OPERATIONS DATA:
Total revenues                                              $  282,368      $ 214,741     $ 139,229   $  81,638   $ 77,691
Costs and operating expenses:
   Costs of product sales and services                         222,493        148,673        89,297      55,666     51,073
   Selling, general and administrative                          53,552         44,544        26,401      51,466     29,441
   Goodwill and intangible asset impairment                    134,755             --            --          --         --
                                                            ----------      ---------     ---------   ---------   --------
      Total costs and operating expenses                       410,800        193,217       115,698     107,132     80,514
                                                            ----------      ---------     ---------   ---------   --------

(Loss) income from operations                                 (128,432)        21,524        23,531     (25,494)    (2,823)

Interest (expense) income, net                                 (15,726)        (2,280)       (1,111)        816      2,609
Other (expense) income, net                                     (1,081)         2,327         1,907          --         --
                                                            ----------      ---------     ---------   ---------   --------

(Loss) income before income taxes                             (145,239)        21,571        24,327     (24,678)      (214)
Income tax (benefit) provision                                  (3,834)         8,496         9,682      (2,473)       (86)
                                                            ----------      ---------     ---------   ---------   --------

Net (loss) income                                           $ (141,405)     $  13,075     $  14,645   $ (22,205)  $   (128)
                                                            ==========      =========     =========   =========   ========

Net (loss) income per common share, basic                   $   (10.92)     $    1.04     $    1.30   $   (3.09)  $  (0.01)
                                                            ==========      =========     =========   =========   ========

Net (loss) income per common share, diluted                 $   (10.92)(1)  $     .96(1)  $    1.20   $   (3.09)  $  (0.01)
                                                            ==========      =========     =========   =========   ========

Denominator for basic (loss) income per share, weighted
average common shares                                           12,949         12,546        11,280       7,193      8,780
                                                            ==========      =========     =========   =========   ========

Denominator for diluted (loss) income per share, weighted
average common shares assuming conversions                      12,949         13,826        12,207       7,193      8,780
                                                            ==========      =========     =========   =========   ========

BALANCE SHEET DATA:
Working capital                                             $   50,788      $  25,468     $  17,353   $   2,525   $ 44,394
Total assets                                                   283,784        233,938       186,886      76,439     75,166
Long-term liabilities                                          215,711         40,906        26,153       6,000         --
(Accumulated deficit) retained earnings                       (111,287)        30,118        17,043       2,398     24,603
Stockholders' equity                                             4,453        143,720       120,901      36,004     55,570

(1) See Note P of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Curative Health Services, Inc. ("Curative" or the "Company"), through its Specialty Infusion and Wound Care Management business units, seeks to deliver high-quality care and positive clinical outcomes that result in high patient satisfaction for patients experiencing serious acute or chronic medical conditions.

      Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company's Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. As of December 31, 2004, the Company had 401 payor contracts and provided products or services in approximately 48 states.

      The period-to-period comparability of the Company's financial statements is affected by its acquisition activity. The Company entered the specialty infusion business with its acquisition of eBioCare.com, Inc. ("eBioCare") in March 2001, which was the Company's first acquisition of a specialty infusion business. The Company has since completed eleven acquisitions, including the acquisition of eBioCare, and the most recent acquisition of Critical Care Systems, Inc. ("CCS") in April 2004 for a total consideration of approximately $154.2 million. The financial condition and results of operations of all of these acquired companies, including CCS, have been included in Curative's consolidated financial statements since the respective acquisition dates. See Note C of Notes to Consolidated Financial Statements.

      The Wound Care Management business unit contracts with hospitals to manage outpatient Wound Care Center(R) programs that offer a comprehensive range of services and enable the Wound Care Management business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Wound Care Management currently operates two types of Wound Care Center(R) programs with hospitals: a management model and an "under arrangement" model, with a primary focus on developing management models.

      In the management model, Wound Care Management provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Wound Care Management provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Wound Care Management offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center(R) programs.

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

RECENT DEVELOPMENTS

CALIFORNIA MEDI-CAL REIMBURSEMENT REDUCTION

      Approximately 12% of the Company's total revenues for the year ended December 31, 2004 were derived from California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

      In addition, payments for Medi-Cal and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. A decision is expected in the next few months, but an exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

      On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood-clotting factor. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In December 2004, the Company and certain named individual plaintiffs entered into a Settlement Agreement which resolved both of these cases. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by the Company. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

      In addition, the Governor of California has recently proposed to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for aged, blind and disabled Medi-Cal beneficiaries. The Company understands there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

CHANGE IN MEDICARE REIMBURSEMENT METHODOLOGY

      In November 2004, CMS posted the Final Physician Payment Rule which contains the final rule for reimbursement for blood-clotting factor. The new Medicare reimbursement methodology, which became effective on January 1, 2005, is ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of AWP. The new methodology will result in reduced reimbursement of approximately 12%.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes, intangibles and derivatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE RECOGNITION

      Specialty Infusion revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office, or when the service is provided. Wound Care Management revenues are recognized after the management services are rendered and are billed monthly in arrears.

TRADE RECEIVABLES

      Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. As of December 31, 2004, the Company's reserve for accounts receivable was approximately 5% of total receivables. Although the Company believes its reserve for accounts receivable at December 31, 2004 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

INVENTORIES

      Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at December 31, 2004 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

DEFERRED INCOME TAXES

      The Company had approximately $4.9 million in deferred income tax assets at December 31, 2004 and approximately $3.5 million in deferred income tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred income tax assets would be charged against income in the period of determination.

GOODWILL AND INTANGIBLES

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives to not be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Due primarily to changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004, the Company recorded a non-cash impairment charge of $134.7 million in goodwill and $0.1 million in other intangible assets, respectively in the fourth quarter of 2004. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit. The Company will continue to monitor its goodwill and intangibles for impairment indicators.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company has an interest rate swap covering a portion of its fixed rate senior notes. The Company does not use derivatives other than for cash flow hedging purposes. The Company accounts for the swap instrument under the provisions of SFAS No. 133, as amended by SFAS Nos. 138 and 149, which require that all derivative financial instruments be recorded on the consolidated balance sheet at fair value as either assets or liabilities. Adjustments in fair value are recognized in earnings in the period of the change. Due to hedge ineffectiveness, changes in fair value of the Company's swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. Curative is exposed to the risk of interest rate changes and credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

KEY PERFORMANCE INDICATORS

      The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                                                                   %                                            %
                                             2004         2003       $ CHANGE    CHANGE      2003        2002     $ CHANGE   CHANGE
                                           ----------   ---------   ----------   ------   ---------   ---------   --------   ------
Specialty Infusion revenues                $  255,443   $ 185,843   $   69,600     37%    $ 185,843   $ 104,550   $ 81,293     78%
Wound Care Management revenues                 26,925      28,898       (1,973)    (7)%      28,898      34,679     (5,781)   (17)%
                                           ----------   ---------   ----------            ---------   ---------   --------
Total revenues                             $  282,368   $ 214,741   $   67,627     31%    $ 214,741   $ 139,229   $ 75,512     54%

Specialty Infusion revenues to total               90%         87%                               87%         75%
Wound Care Management revenues to total            10%         13%                               13%         25%
                                           ----------   ---------                         ---------   ---------
Total                                             100%        100%                              100%        100%

Specialty Infusion gross margin            $   45,026   $  50,394   $   (5,368)   (11)%   $  50,394   $  30,145   $ 20,249     67%
Wound Care Management gross margin             14,849      15,674         (825)    (5)%      15,674      19,787     (4,113)   (21)%
                                           ----------   ---------   ----------            ---------   ---------   --------
Total gross margin                         $   59,875   $  66,068   $   (6,193)    (9)%   $  66,068   $  49,932   $ 16,136     32%

Specialty Infusion gross margin%                   18%         27%                               27%         29%
Wound Care Management gross margin%                55%         54%                               54%         57%
Total gross margin%                                21%         31%                               31%         36%

Specialty Infusion SG&A                    $   21,368   $  17,649   $    3,719     21%    $  17,649   $   8,983   $  8,666     96%
Wound Care Management SG&A                      3,971       4,641         (670)   (14)%       4,641       5,053       (412)    (8)%
Corporate SG&A                                 18,267      15,502        2,765     18%       15,502      12,365      3,137    100%
Charges(1)                                      9,946       6,752        3,194     47%        6,752          --      6,752    100%
                                           ----------   ---------   ----------            ---------   ---------   --------
Total SG&A                                 $   53,552   $  44,544   $    9,008     20%    $  44,544   $  26,401   $ 18,143     69%

Goodwill and intangible asset impairment   $  134,755   $      --   $  134,755    100%    $      --   $      --   $     --     --

Operating margin                           $ (128,432)  $  21,524   $ (149,956)  (697)%   $  21,524   $  23,531   $ (2,007)    (9)%
Operating margin%                                 (45)%        10%                               10%         17%

(1) The Company's charges are discussed under Results of Operations - SELLING, GENERAL AND ADMINISTRATIVE.

RESULTS OF OPERATIONS

FISCAL YEAR 2004 VS. FISCAL YEAR 2003

      REVENUES. The Company's revenues increased $67.6 million, or 31%, to $282.4 million for the fiscal year ended December 31, 2004 compared to $214.7 million for the fiscal year ended December 31, 2003. The increase in revenues was the result of the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a reduction in service revenues in the Wound Care Management business unit.

      Product revenues, attributed entirely to the Specialty Infusion business unit, increased $69.6 million, or 37%, to $255.4 million in 2004 from $185.8 million in 2003. The increase in product revenues was primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a reduction in IVIG sales. Product revenues for the years ended December 31 included the following:

                                              2004                   2003
                                       --------------------   --------------------
                                                    % OF                   % OF
                                                  SPECIALTY              SPECIALTY
                                          IN      INFUSION       IN      INFUSION
                                       MILLIONS   REVENUES    MILLIONS   REVENUES
                                       --------   ---------   --------   ---------
Hemophilia                              $ 111.4       44%      $ 115.3      62%
Synagis(R)(1)                              43.7       17%         37.1      20%
Other branch pharmacy revenue(2)          100.3       39%         33.4      18%
                                        -------      ---       -------     ---
   Total Specialty Infusion revenues    $ 255.4      100%      $ 185.8     100%
                                        =======      ===       =======     ===

(1) As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales will be recorded in the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

(2) Includes product, service and per diem revenues for products such as, among others, antibiotics, IVIG, TPN, Remicaid(R) and chemotherapy.

      Service revenues, attributed entirely to the Wound Care Management business unit, decreased $2.0 million, or 7%, to $26.9 million in 2004 from $28.9 million in 2003. The decrease in service revenues was primarily attributable to contract terminations, contract renegotiations resulting in lower average revenues per program and the conversion over the last two years of four under arrangement programs to management service programs where revenues are lower. As of the fiscal year ended 2004, the Company signed 13 new Wound Care Management contracts and 6 contracts were terminated. The improvement in the total number of contracts signed in 2004 versus contracts terminated was the result of a more favorable climate for outsourcing within the hospital market as well as improved financial stability of hospitals generally. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company's Wound Care Management business unit revenue. The Wound Care Management business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long-term care facilities in surrounding areas. All of these programs are currently being offered to hospitals.

      COST OF PRODUCT SALES. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $75.0 million, or 55%, to $210.4 million in 2004 compared to $135.4 million in 2003. The increase in cost of product sales was primarily attributable to the 2004 acquisition of CCS and the specialty infusion acquisitions the Company completed in 2003. As a percentage of product revenues, cost of product sales in 2004 was 82% compared to 73% in 2003. The increased percentage for 2004 was primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company's revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

      COST OF SERVICES. Cost of services, attributed entirely to the Wound Care Management business unit, decreased $1.1 million, or 9%, to $12.1 million in 2004 from $13.2 million in 2003. The decrease in cost of services for 2004 was primarily attributed to the conversion over the last two years of four under arrangement programs to management service programs where expenses are lower. As a percentage of service revenues, cost of services in 2004 was 45% compared to 46% in 2003.

      GROSS MARGIN. Gross margin decreased $6.2 million, or 9%, to $59.9 million in 2004 from $66.1 million in 2003. Specialty Infusion's gross margin declined to $45.0 million in 2004 from $50.4 million in 2003, a decrease of $5.4 million, or 11%. As a percentage of its revenues, Specialty Infusion's gross margin was 18% in 2004 as compared to 27% in 2003. The decreases in gross margin dollars and percentage were attributed to lower average revenue per unit for hemophilia as a result of changes in reimbursement rates, lower average revenue per unit for IVIG at pharmacies operating before the CCS acquisition due to a higher mix of managed care business, and a higher cost of service. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition. Wound Care Management's gross margin slightly decreased to $14.8 million in 2004 from $15.7 million in 2003, or 5%. As a percentage of its revenues, Wound Care Management's gross margin was 55% in 2004 compared to 54% in 2003. The increase was attributed to the conversion over the past two years of four under arrangement contract programs to management services contracts where gross margins are typically higher.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $9.0 million, or 20%, to $53.6 million in 2004 compared to $44.5 million in 2003 and consisted of $21.4 million related to the Specialty Infusion business, $4.0 million related to the Wound Care Management business, $18.3 million related to corporate services and $9.9 million in charges. The total 2004 charges of $9.9 million included the following:

                                                         IN
                  CHARGE                              MILLIONS
                  ---------------------------------   --------
                  Critical Care Systems integration     $ 6.8
                  Litigation expense                      1.8
                  Corporate reorganization                1.3
                                                        -----
                     Total charges                      $ 9.9
                                                        =====

      The increase in selling, general and administrative expenses of $9.0 million was due to the charges of $9.9 million in 2004 compared to $6.7 million in charges in 2003 and the 2004 acquisition of CCS which accounted for increases of approximately $3.7 million in Specialty Infusion expenses and $2.8 million due to growth in corporate departments in support of the CCS acquisition and acquisitions completed in 2003, offset by a decrease of approximately $0.7 million in Wound Care Management expenses. As a percentage of revenues, selling, general and administrative expenses were 19% for 2004 compared to 21% for 2003.

      GOODWILL IMPAIRMENT. During the fourth quarter of 2004, the Company conducted its impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. Based on the results of this evaluation, the Company recorded non-cash impairment charges of $134.7 million in goodwill and $0.1 million in other intangible assets related to the Specialty Infusion business unit. The total charge of $134.8 resulted primarily from changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004.

      INTEREST (EXPENSE) INCOME. Net interest expense in 2004 was $15.7 million compared to $2.3 million in 2003. The increase of $13.4 million was due to the Company's increased debt used to fund the CCS acquisition in April of 2004 (see Notes C and I of Notes to Consolidated Financial Statements).

      OTHER EXPENSE. Other expense in 2004 was $1.1 million compared to zero in 2003 and represents the fair value adjustments of the Company's swap agreement as of December 31, 2004 (see Note J of Notes to Consolidated Financial Statements).

      NET (LOSS) INCOME. Net loss was $141.4 million, or ($10.92) per share compared to net income of $13.1 million, or $0.96 per diluted share (calculated under the "as if converted" method; see Note P of Notes to Consolidated Financial Statements) in 2003. The net loss for 2004 was attributable to the increase in charges incurred in 2004, increased interest expense related to the Company's senior notes, the goodwill impairment charge and the reductions in hemophilia revenue related to the reduced reimbursement from California state programs.

FISCAL YEAR 2003 VS. FISCAL YEAR 2002

      REVENUES. The Company's revenues increased $75.5 million, or 54%, to $214.7 million for the fiscal year ended December 31, 2003 compared to $139.2 million for the fiscal year ended December 31, 2002. The increase in revenues was the result of the Specialty Infusion acquisitions the Company completed in 2003 and 2002 and organic growth in certain products, offset by a reduction in service revenues in the Wound Care Management business unit.

      Product revenues, attributed entirely to the Specialty Infusion business unit, increased $81.3 million, or 78%, to $185.8 million in 2003 from $104.6 million in 2002. The increase in product revenues was primarily attributed to the inclusion of the Specialty Infusion acquisitions completed in 2003 and 2002 and organic growth of 13.5% in hemophilia patient revenues, 17.5% in IVIG and infusible revenues and a 16.6% increase in fourth quarter 2003 Synagis(R) revenues, as compared to the fourth quarter of 2002. Product revenues for the years ended December 31 included the following:

                                               2003                   2002
                                       --------------------   --------------------
                                                    % OF                   % OF
                                                  SPECIALTY              SPECIALTY
                                          IN      INFUSION       IN      INFUSION
                                       MILLIONS   REVENUES    MILLIONS   REVENUES
                                       --------   ---------   --------   ---------
Hemophilia                              $ 115.3      62%       $  83.2       80%
Synagis(R)(1)                              37.1      20%           7.6        7%
Other branch pharmacy revenue(2)           33.4      18%          13.8       13%
                                        -------     ---        -------      ---
   Total Specialty Infusion revenues    $ 185.8     100%       $ 104.6      100%
                                        =======     ===        =======      ===

(1) As respiratory syncytial virus occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales will be recorded in the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

(2) Includes IVIG, Remicade(R), growth hormone products and other products such as oral medications, Avonex(R), Rebetron(R), Betaseron(R) and Rebif(R).

      The decrease in hemophilia sales as a percentage of Specialty Infusion revenues was due to the Company adding product lines through acquisitions and organic growth in existing products.

      Service revenues, attributed entirely to the Wound Care Management business unit, decreased 17% to $28.9 million in 2003 from $34.7 million in 2002. The service revenues decrease of $5.8 million was attributed to contract terminations, contract renegotiations resulting in lower revenues and the conversion of three under arrangement programs to management service programs where revenues and expenses are lower. Additionally, in 2003, the Company operated an average of 87 programs as compared to an average of 96 programs operating in 2002. For the fiscal year ended 2003, the Company signed 13 new contracts and had 11 contracts terminated. The improvement in the total number of contracts signed in 2003 versus contracts terminated was the result of a more favorable climate for outsourcing within the hospital market as well as improved financial stability of hospitals generally. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital's decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiation of a material number of management contracts could result in a continued decline in the Wound Care Management business unit's revenue.

      COST OF PRODUCT SALES. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $61.0 million, or 82%, to $135.4 million in 2003 from $74.4 million in 2002. The increase was attributed to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Infusion acquisitions completed in 2003 and 2002. As a percentage of product revenues, cost of product sales in 2003 was 73% compared to 71% in 2002. The increase in cost of product sales as a percentage of revenue is the result of different product revenue mix in 2003.

      COST OF SERVICES. Cost of services, attributed entirely to the Wound Care Management business unit, decreased $1.7 million, or 11%, to $13.2 million in 2003 from $14.9 million in 2002. The decrease was attributed to the operation of an average of 87 programs in 2003 as compared to an average of 96 programs operating in 2002. As a percentage of service revenues, cost of services in 2003 was 46% compared to 43% in 2002.

      GROSS MARGIN. Gross margin increased $16.1 million, or 32%, to $66.1 million in 2003 from $49.9 million in 2002. Specialty Infusion gross margin improved to $50.4 million in 2003 from $30.1 million in 2002, an increase of $20.2 million, or 67%. The increase in gross margin was attributed to the internal growth of hemophilia patient revenues and the inclusion of the Specialty Infusion acquisitions completed in 2003 and 2002. As a percentage of its revenues, Specialty Infusion gross margin was 27% in 2003 as compared to 29% in 2002. The decrease in gross margin as a percentage of revenues was the result of a higher mix of lower margin product revenues in 2003 as compared to 2002. Wound Care Management gross margin decreased to $15.7 million in 2003 from $19.8 million in 2002, or 21%. The decrease was attributed to contract terminations, contract renegotiations and the operation of an average of 87 programs in 2003 as compared to an average of 96 programs in 2002. As a percentage of sales, Wound Care Management gross margin was 54% in 2003 as compared to 57% in 2002. The decrease was attributed to contract renegotiations and the conversion of three under arrangement contracts to management services contracts.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $18.1 million, or 69%, to $44.5 million in 2003 from $26.4 million in 2002 and consisted of $19.3 million related to the Specialty Infusion business unit (including $1.6 million in charges), $4.6 million related to the Wound Care Management business unit and $20.6 million related to corporate services (including $5.1 million in charges). The total 2003 charges of $6.7 million included the following:

                                                                                IN
      CHARGE                                                                 MILLIONS
      --------------------------------------------------------------------   --------
      Consolidation of pharmacy operations in California                       $ 1.6
      Settlement of executive departures in March 2002                           1.1
      Early termination cost of previous credit line                             0.6
      Legal and other costs associated with corporate legal structure
      reorganization                                                             0.2
      Convertible note offering not completed                                    0.7
      Severance costs related to the terminations of certain executives          0.5
      Acquisitions not completed                                                 1.4
      Additional costs related to corporate legal structure reorganization       0.3
      Write-off of equipment                                                     0.3
                                                                               -----
         Total charges                                                         $ 6.7
                                                                               =====

      The increase of $18.1 million was primarily due to an increase of $8.0 million of Specialty Infusion expenses attributed to the Specialty Infusion acquisitions completed in 2003 and 2002 and costs related to the 2003 non-hemophilia sales force hires and new business development efforts, increased costs of $3.0 million related to additional corporate staff to support these acquisitions, $0.4 million attributed to the Wound Care Management business unit and the $6.7 million in charges. As a percentage of revenues, selling, general and administrative expenses were 21% in 2003 compared to 19% in 2002. Excluding the $6.7 million in charges, selling, general and administrative expenses increased $11.4 million, or 43%, and accounted for 18% of revenues.

      INTEREST INCOME (EXPENSE). Net interest in 2003 was $2.3 million as compared to $1.1 million in 2002. The increase in interest expense was the result of the increased borrowings and uses of notes payable and debt to partially fund the Specialty Infusion acquisitions (see Note C of Notes to Consolidated Financial Statements).

      OTHER INCOME. Other income for 2003 was $2.3 million as compared to $1.9 million in 2002 and represented the Company's sale of its interest in Accordant Health Services, Inc. (see Note B of Notes to Consolidated Financial Statements).

      NET INCOME. Net income was $13.1 million, or $.96 per diluted share (calculated under the "as if" converted method; see Note P of Notes to Consolidated Financial Statements), in 2003 compared to net income of $14.6 million, or $1.20 per diluted share, in 2002. The decrease of $1.6 million, or 11%, was primarily due to the 2003 charges of $6.7 million, the costs related to hiring a sales force for the Specialty Infusion business unit, increased investment in information technology systems and corporate hires to support acquisition growth. Excluding these charges, net income would have increased by approximately $5.1 million, primarily attributable to the inclusion of the Specialty Infusion acquisitions completed in 2002 and included for a full year in 2003 versus a partial year in 2002 and the acquisitions completed in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $50.8 million at December 31, 2004 compared to $25.5 million at December 31, 2003. Total cash and cash equivalents at December 31, 2004 was $1.2 million. The ratio of current assets to current liabilities was
1.8 to 1 at December 31, 2004 and 1.5 to 1 at December 31, 2003.

      Cash flows used in operating activities for 2004 totaled $5.6 million, primarily attributable to the net loss for the period, and increases of approximately $4.0 million, $5.6 million and $1.4 million, in inventories, prepaids and other and accounts receivable, respectively, offset by a $134.8 million goodwill and intangible asset impairment charge, depreciation and total amortization of $6.6 million, doubtful accounts provision of $3.4 million and a $1.1 million change in fair value related to the interest rate swap. The increase in prepaids and other is primarily the result of financing fees capitalized in 2004 and a deposit made with a supplier, the purpose of which is to improve the payment discount percentage the Company receives. This deposit is refundable at any time.

      Cash flows used in investing activities totaled $155.8 million primarily attributable to $154.2 million cash used in the CCS acquisition and $5.4 million used in fixed asset purchases, offset by proceeds of approximately $2.8 million from Accordant Health Services and $1.5 million from the disposal of property and equipment.

      Cash flows provided by financing activities totaled $161.6 million attributable to $173.4 million in net proceeds from long-term borrowings, offset by $12.1 million used in net repayments of debt obligations.

      At December 31, 2004, the Company experienced a net increase in accounts receivable of $26.5 million attributable to the acquisition of CCS and an increase in accounts receivable days outstanding. Days sales outstanding were 88 days at December 31, 2004, as compared to 78 days at December 31, 2003. At December 31, 2004, days sales outstanding for the Specialty Infusion business unit was 89 days and for the Wound Care Management business unit, days sales outstanding was 73 days compared to 79 days and 70 days, respectively, at December 31, 2003. The increase in days sales outstanding was attributed to the inclusion of CCS, which historically has experienced higher days sales outstanding, as well as a slowdown from California state payors for the first three quarters of 2004. During the fourth quarter of 2004, the Company entered into a settlement agreement wherein DHS agreed to process, on a priority basis, all pending and future claims submitted by the Company as well as implement electronic billing and payment for blood-clotting factor (see Note S of Notes to Consolidated Financial Statements).

      As of December 31, 2004, the Company's current portion of long-term liabilities of $6.5 million included $1.6 million representing the current portion of the DOJ obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. ("Home Care") in October 2002 and $1.0 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. At December 31, 2004, the Company's long-term liabilities of $211.0 million included $185.0 million in senior notes payable, $24.3 million in borrowed funds from the Company's commercial lender, a $1.3 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex and $0.4 million representing the long-term portion of the DOJ obligation.

      The Company's current portion of long-term liabilities and long-term liabilities increased $170.0 million to $217.5 million at December 31, 2004 compared to $47.5 million at December 31, 2003. The increase is due to the Company's issuance of $185.0 million aggregate principal amount of 10.75% senior notes due 2011 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, offset by the conversion of $1.2 million in the first quarter of 2004 related to the note the Company issued pursuant to its acquisition of Infinity Infusion Care, Ltd. and a lower balance on the revolving credit facility.

      The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business branch pharmacy network and servicing of the Company's substantial debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of December 31, 2004, the Company had a $2.0 million obligation, payable over approximately one year, to the DOJ related to the settlement of its litigation previously disclosed, as well as senior notes bank debt and convertible and promissory notes totaling $215.5 million payable over various periods through 2011. In April 2004, the Company completed the acquisition of CCS for total consideration of approximately $154.2 million in cash. The purchase price was paid with the proceeds from an offering of $185.0 million aggregate principal amount of 10.75% senior notes due 2011 offered to eligible purchasers pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Concurrent with the transaction closing, the Company also completed the refinancing of its credit facility with General Electric Capital Corporation ("GE Capital"), as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs. As of December 31, 2004, the Company had approximately $15.7 million of availability under its revolving credit facility. The credit facility contains both financial and non-financial covenants. The financial covenants include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event of default under any of these covenants, the Company may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company sought and received from GE Capital an amendment to the revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges. These covenants were amended through December 31, 2005. There can be no assurance, however, that such a waiver or amendment that may be needed in the future will be obtained. In the event of any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under the Company's senior secured credit facility would result in an event of default under the indenture for the Company's 10.75% senior notes due 2011 as well. The Company was in compliance with the amended covenants under the credit facility at December 31, 2004.

      During the fourth quarter of 2004, the Company entered into a settlement agreement wherein DHS agreed to process, on a priority basis, all pending and future claims submitted by the Company as well as implement electronic billing and payment for blood-clotting factor. As a result, the Company anticipates a reduction in its days sales outstanding over the next twelve months and expects that this reduction will improve its cash flow from operations. However, there can be no assurance that the Company will be successful in reducing its days sales outstanding or improving its cash flow from operations. If the Company is not successful in improving its operating cash flow, it may be necessary to reduce operating costs, capital expenditures or pursue additional sources of debt and/or equity financing.

      The Company believes that, based on the above as well as its current business plan and an expected $3.4 million in refundable taxes, its operating cash flow and existing credit facilities will be sufficient to meet working capital needs for the servicing of its debt, approximately $18.6 million in net interest expense related to the Company's outstanding senior notes, and the expansion of its branch network of full-service pharmacies, including capital expenditure requirements of approximately $1.2 million, over the next twelve months. However, any material increase in the Company's days sales outstanding or the failure to collect receivables under the settlement agreement with DHS could slow the Company's business expansion plans, create difficulty in servicing its debt or require the Company to increase its credit facilities, issue equity or offer some combination of both debt and equity to meet its working capital needs.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

      At December 31, 2004, the Company had a $2.0 million obligation, payable quarterly through February 2006, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $215.5 million payable over various periods through 2011 that were used in the Specialty Infusion acquisitions (see Note I of Notes to Consolidated Financial Statements). In addition, the Company has contractual obligations under various operating leases.

      The following table details total future payments under these obligations at December 31, 2004 (in thousands):

                                                                                       MORE
                                                  LESS THAN     1 - 3      3 - 5      THAN 5
                                        TOTAL       1 YEAR      YEARS      YEARS      YEARS
                                      ---------   ---------   --------   --------   ---------
      Long-term debt:
         Senior subordinated notes    $ 185,000    $     --   $     --   $     --   $ 185,000
         Revolving loan facility         24,310          --         --     24,310          --
         DOJ obligation                   2,000       1,625        375         --          --
         Convertible and promissory
            notes payable                 6,177       4,871      1,306         --          --
      Operating leases                   14,812       4,318      6,360      3,085       1,049
      Purchase obligations(1)            55,742      50,179      5,563         --          --
                                      ---------    --------   --------   --------   ---------
      Total                           $ 288,041    $ 60,993   $ 13,604   $ 27,395   $ 186,049
                                      =========    ========   ========   ========   =========

      (1) The Company's hemophilia product Volume Commitment Agreement with Baxter Healthcare Corporation ("Baxter") terminates on December 31, 2006, unless terminated earlier pursuant to the provisions of the Agreement. Thereafter, the Agreement can be renewed at the option of the Company for up to two (2) successive one (1) year terms, unless terminated earlier pursuant to the provisions of the Agreement. The Company's Medication Delivery Division Group Agreement terminates on February 28, 2006, and the Company has the option to renew this agreement for an additional two-year period with written notification to Baxter sixty days prior to the termination date.

      The effects of inflation and changing prices are considered immaterial.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred. The Company adopted SFAS No. 146 effective January 1, 2003. See Note G of Notes to Consolidated Financial Statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure, in both annual and interim financial statements, in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. The Company adopted SFAS No. 148 effective December 31, 2002. See Note A of Notes to Consolidated Financial Statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that all contracts with comparable characteristics be accounted for similarly and clarifies the circumstances for which a contract with an initial net investment meets the characteristics of a derivative as well as when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 effective April 1, 2004. See Note J of Notes to Consolidated Financial Statements.

      In November 2004, the EITF announced that it reached a consensus with respect to Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." The EITF's consensus states that contingently convertible debt instruments and other contingently convertible instruments that are generally convertible into common stock are subject to the if-converted method under SFAS No. 128, "Earnings Per Share,"(i.e., included in diluted earnings per share computations, if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. The adoption of Issue No. 04-8 did not have a material effect on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS No. 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

      1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

      2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company plans to adopt SFAS No. 123(R) using the modified-retrospective method, restating only the prior interim periods of 2005.

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and net (loss) income per share in Note P of Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were zero, $1.5 million and $3.3 million in 2004, 2003 and 2002, respectively.

CAUTIONARY STATEMENT AND RISK FACTORS

      The statements contained in this Annual Report on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "expects," "plans," "seeks," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the results discussed in the forward-looking statements.

      The following text under the heading "Risk Factors" contains cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings with the SEC or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results so that our actual results in the future may differ materially from those expressed in prior communications.

RISKS RELATED TO OUR BUSINESS

OUR SUBSTANTIAL LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS.

      As of December 31, 2004, we had approximately $217.5 million of total indebtedness which included $185.0 million aggregate principal amount of our 10.75% Senior Notes due 2011 (the "Notes") and our credit facility of $24.3 million with General Electric Capital Corporation. Subject to restrictions in the indenture related to the Notes and our credit facility, we may incur additional indebtedness.

      Our high level of indebtedness could have important consequences. For example, it could:

      o make it more difficult for us to satisfy our obligations on the Notes or under our revolving credit facility;

      o require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      o increase our vulnerability to general adverse economic and industry conditions;

      o place us at a disadvantage compared to our competitors that have less debt;

      o expose us to fluctuations in the interest rate environment because the revolving credit facility is at a variable rate of interest; and

      o     limit our ability to borrow additional funds.

      We expect to obtain the money to pay our expenses and to pay the principal and interest on the Notes, our revolving credit facility and other debt from cash flow from our operations and from additional loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. For example, in 2004, our business was adversely affected by reimbursement reductions in the State of California for the hemophilia related products we sell. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations, such as those relating to the expansion of our branch pharmacy network or the planned relocation of our corporate offices. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

OUR SUBSTANTIAL OUTSTANDING DEBT SUBJECTS US TO COVENANT DEFAULT RISK UNDER OUR SENIOR SECURED CREDIT FACILITY.

      We are highly leveraged. If we are unable to achieve our forecasted operating results, we may violate covenants under our senior secured credit facility. The financial covenants under our senior secured credit facility include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event we default under any of these covenants, we may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company executed an amendment to its revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges, in addition to other changes made to the credit agreement. The financial covenants were amended through December 31, 2005 and may need to be amended again depending on the Company's operating results. There can be no assurance, however, that we will be able to obtain such a waiver or amendment. In the event we are unable to obtain a waiver or amendment to remedy any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under our senior secured credit facility would result in an event of default under the indenture for our Notes due 2011 as well.

IF WE FAIL TO COMPLY WITH THE TERMS OF OUR SETTLEMENT AGREEMENT WITH THE GOVERNMENT, WE COULD BE SUBJECT TO ADDITIONAL LITIGATION OR OTHER GOVERNMENTAL ACTIONS WHICH COULD BE HARMFUL TO OUR BUSINESS.

      On December 28, 2001, we entered into a settlement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney for the Southern District of New York, the U.S. Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to whistleblower lawsuits previously pending against us in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Columbia. These lawsuits included allegations that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel and allegations that we violated the federal anti-kickback law and the federal False Claims Act. Under the terms of the settlement, the lawsuits were dismissed, the United States and the whistleblowers released us from the claims asserted in the lawsuits, and we agreed to pay to the United States a $9.0 million initial payment, with an additional $7.5 million to be paid over the next four years. As of December 31, 2004, a balance of approximately $2.0 million was outstanding on this obligation. Pursuant to the settlement, we have been required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement, avoiding violations of law and providing certain information to the DOJ from time to time. As of December 17, 2003, we were released from part of our obligations under the Corporate Integrity Agreement. The independent review organization that conducts the audit of our records pursuant to the Corporate Integrity Agreement is no longer required to conduct the general compliance review. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions, including our Wound Care Management business unit being barred from participating in the Medicare program and other federal health care programs. In addition, as part of the settlement, we consented to the entry of a judgment against us for $28.0 million, less any amounts previously paid under the settlement, that would be imposed only if we fail to comply with the terms of the settlement, which, if required to be paid, could have a material adverse effect on our financial position. In July 2002, we settled a shareholders' class action suit for $10.5 million that had been consolidated from four lawsuits involving allegations stemming from the whistleblower lawsuits and DOJ investigations.

WE ARE INVOLVED IN LITIGATION WHICH MAY HARM THE VALUE OF OUR BUSINESS.

      In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims, employment disputes and contractual claims, the outcome of which, in our opinion, should not have a material adverse effect on our financial position and results of operations. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the respective acquisition.

A SUBSTANTIAL PERCENTAGE OF OUR REVENUE IS ATTRIBUTABLE TO THE MEDICAID AND MEDICARE PROGRAMS. OUR BUSINESS HAS BEEN SIGNIFICANTLY ADVERSELY IMPACTED BY RECENT CHANGES IN MEDI-CAL REIMBURSEMENT POLICIES AND WILL CONTINUE TO BE SUBJECT TO CHANGES IN REIMBURSEMENT POLICIES AND OTHER LEGISLATIVE OR REGULATORY INITIATIVES AIMED AT REDUCING COSTS ASSOCIATED WITH VARIOUS GOVERNMENT PROGRAMS.

      In the year ended December 31, 2004, approximately 40% of our Specialty Infusion business unit revenues were derived from products and/or services provided to patients covered under various state Medicaid programs, most of which were from California, and approximately 7% of our Specialty Infusion business unit revenues were derived from products and/or services provided to patients covered under the Medicare program. As a result of our acquisition of CCS, we expect the percentage of our revenues attributable to federal and state programs to decrease. Such programs are highly regulated and subject to frequent and substantial changes and cost-containment measures that may limit and reduce payments to providers. In the recent past, many states have been experiencing budget deficits that may require future reductions in health care related expenditures. According to a Kaiser Family Foundation report issued in October 2004, all 50 states and the District of Columbia implemented Medicaid cost containment measures in fiscal year 2004, and each of these states planned to put in additional spending constraints in fiscal year 2005. State cost containment activity continued to focus heavily on reducing provider payments and controlling prescription drug spending.

      In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("MMA") was signed into federal law, providing for a Medicare prescription drug benefit and other changes to the Medicare program, including changes to payment methodologies for products we distribute that are covered by Medicare. Prior to MMA, Medicare reimbursement for many of the products we distribute was based on 95% of the products' average wholesale price ("AWP"). Under MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004. This 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP during 2004.

      Effective January 1, 2005, the Medicare reimbursement methodology for many of the products we distribute (including blood-clotting factor products) changed from an AWP-based system to one based upon Average Selling Price ("ASP") which has lowered Medicare reimbursement. The ASP drug methodology does not apply to drugs dispensed to and infused in the home. In addition to the payment we receive from the Medicare program for blood-clotting factor, beginning in January 2005, we receive a separate payment of $0.14 for each unit of factor furnished to Medicare beneficiaries. It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology. The conversion to a system based upon ASP could have a material adverse effect on our business, financial condition and results of operations. In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

      In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services. For example, in California, where approximately 12% of our total revenues for year ended December 31, 2004 were derived from the California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%. In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. The California Department of Health Services ("DHS") appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. A decision is expected in the next few months, but an exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

      In May, 2004, DHS issued a provider bulletin notifying providers that the ASP plus 20% methodology would be implemented for services provided on and after June 1, 2004, but did not specify actual reimbursement rates. On or about July 9, 2004, DHS published a notice in the California Regulatory Notice Register advising that persons wanting to find out the latest rates could obtain the information from Electronic Data Systems. The revised rates have resulted in substantially greater cuts than the guidance previously provided by DHS representatives had indicated, amounting to approximately a 30-40% cut from rates previously in effect. The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted our revenues and profitability from the sale of products by us or by retail pharmacies to which we provide products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

      On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood-clotting factor. In addition, on June 10, 2004, we filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both of these cases. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by us. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims. There can be no assurance, however, that the Company's accounts receivable collections from the State of California will improve as the result of this settlement agreement. A failure of the Company to improve its accounts receivable collections from the State of California could have a material adverse effect on the Company's business, financial condition and operating results.

      In addition, the Governor of California has recently proposed to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for aged, blind and disabled Medi-Cal beneficiaries. We understand there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

      We are in the process of evaluating the impact various federal and state legislative and related initiatives may have on our business, financial position and results of operations.

WE HAVE RECENTLY EXPERIENCED RAPID GROWTH BY ACQUISITIONS. IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY OR TO PURCHASE OR INTEGRATE NEW COMPANIES, OUR BUSINESS COULD BE HARMED.

      Our growth strategy will likely strain our resources, and if we cannot effectively manage our growth, our business could be harmed. In connection with our growth strategy, we will likely experience an increase in the number of our employees in our branch network, the size of our programs and the scope of our operations. Our ability to manage this growth and to be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

      As part of our growth strategy, we may evaluate acquisition opportunities. Acquisitions involve many risks, including the following:

      o Since the specialty pharmacy industry is undergoing consolidation, we may experience difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms, if at all.

      o In the industry in which our Specialty Infusion business unit operates, there are customers who have a strong affiliation with their community-based representatives; accordingly, we may experience difficulty in retaining and assimilating the community-based representatives of companies we acquire.

      o Because of the relationships between community-based representatives and customers in certain of our product lines, the loss of a single community-based representative may entail the loss of a significant amount of revenue.

      o Our operational, financial and management systems may be incompatible with or inadequate to cost effectively integrate and manage the acquired business' systems. As a result, billing practices could be interrupted, and cash collections on the newly acquired business could be delayed pending conversion of patient files onto our billing systems and receipt of provider numbers from government payors.

      o A growth strategy that involves significant acquisitions diverts our management's attention from existing operations.

      o Acquisitions may involve significant transaction costs which we may not be able to recoup.

      o We may not be able to integrate newly acquired businesses appropriately.

      In addition, we may become subject to litigation and other liabilities resulting from the conduct of an acquired business prior to their acquisition by us.

OUR GROWTH STRATEGY INCLUDES ACQUISITIONS. IF WE FAIL TO IMPLEMENT OUR ACQUISITION GROWTH STRATEGY AS INTENDED, OR INCUR UNKNOWN LIABILITIES FOR THE PAST PRACTICES OF ACQUIRED COMPANIES, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

      An element of the growth strategy of our Specialty Infusion business unit is expansion through the acquisition of complementary businesses. Our competitors may acquire or seek to acquire many of the businesses that would also be suitable acquisition candidates for us. This competition could limit our ability to grow by acquisition or increase the cost of our acquisitions. There can be no assurance that we will be able to acquire any complementary businesses that meet our target criteria on satisfactory terms, or at all.

      We may acquire businesses with significant unknown or contingent liabilities, including liabilities for failure to comply with health care or reimbursement laws and regulations. We have policies to conform the practices of acquired businesses to our standards and applicable laws and generally intend to seek indemnification from prospective sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses. For example, shortly after our June 2002 acquisition of certain assets from Prescription City, Inc., our pharmacy formerly located in Spring Valley, New York, was served with a search warrant issued by a U.S. Magistrate Judge for the

Southern District of New York relating to a criminal investigation. The government has informed us that we are not a target of this investigation, but we anticipate that this investigation will reduce revenues from our oncology related pharmaceuticals business, and could cause us to incur substantial costs and divert the attention of our management.

      While we generally obtain contractual rights to indemnification from owners of the businesses we acquire, our ability to realize on any indemnification claims will depend on many factors, including, among other things, the availability of assets of the indemnifying parties. These indemnifying parties are often individuals who may not have the resources to satisfy an indemnification claim.

WE OPERATE IN A RAPIDLY CHANGING AND CONSOLIDATING COMPETITIVE ENVIRONMENT. IF WE ARE UNABLE TO ADAPT QUICKLY TO THESE CHANGES, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED.

      The specialty infusion industry is experiencing rapid consolidation. We believe that technological and regulatory changes will continue to attract new entrants to the market. Industry consolidation among our competitors may increase their financial resources, enabling them to compete more effectively based on price and services offered. This could require us either to reduce our prices or increase our service levels, or risk losing market share. Moreover, industry consolidation may result in stronger competitors that are better able to compete. If we are unable to effectively execute our growth strategy, our ability to compete in a rapidly changing and consolidating specialty pharmacy industry may be negatively impacted.

THE ANTICIPATED BENEFITS OF COMBINING CURATIVE AND CCS MAY NOT BE REALIZED.

      In April of 2004, we purchased CCS with the expectation that the combination of both companies will result in various benefits including, among other things, benefits relating to increased infrastructure of added pharmacies, increased leverage with a greater number of payor contracts, an essential and demonstrably cost-effective therapy offering, increased clinical backbone and expertise, cost savings and operating efficiencies. There can be no assurance that we will realize any of these benefits or that the acquisition will not result in the deterioration or loss of significant business of the combined company. Costs incurred and liabilities assumed in connection with the acquisition, including pending and/or threatened disputes and litigation, could have a material adverse effect on the combined company's business, financial condition and operating results.

CURATIVE MAY HAVE DIFFICULTY AND INCUR SUBSTANTIAL COSTS IN INTEGRATING CCS.

      Integrating Curative and CCS will be a complex, time-consuming and expensive process. Before the acquisition, Curative and CCS operated independently, each with its own business, products, customers, employees, culture and systems. The combined company may face substantial difficulties, costs and delays in integrating Curative and CCS. These factors may include:

      o potential difficulty in leveraging the value of the separate technologies of the combined company;

      o     managing patient and payor overlap and potential pricing conflicts;

      o     costs and delays in implementing common systems and procedures;

      o     difficulty integrating differing distribution models;

      o diversion of management resources from the business of the combined company;

      o     potential incompatibility of business cultures and philosophies;

      o reduction or loss of revenue due to the potential for market confusion, hesitation and delay;

      o retaining and integrating management and other key employees of the combined company; and

      o coordinating infrastructure operations in an effective and efficient manner.

      We may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices. We may be unsuccessful in implementing the integration of these systems and processes.

      Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of patients and payor contracts. Many of these factors are also outside our control. The failure to effectively and efficiently integrate Curative and CCS could have a material adverse effect on our business, financial condition and operating results.

      In December 2004, we announced that our corporate headquarters and corporate functions in Hauppauge, New York, will be consolidated into our office located in Nashua, New Hampshire. The consolidation, which is expected to be completed within the first six to eight months of 2005, will require recruitment of qualified personnel in the areas of finance, legal and marketing. There can be no assurance that we will be able to attract and/or retain qualified personnel in these areas. The failure to do so could have a material adverse effect on our business, financial condition and operating results.

WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS, WHICH COULD PREVENT US FROM FULLY PURSUING OUR GROWTH STRATEGY.

      In order to implement our present growth strategy, we may need substantial capital resources and may incur, from time to time, short- and long-term indebtedness, the terms of which will depend on market and other conditions. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. Even if we are able to obtain additional debt financing, we may incur additional interest expense, which may decrease our earnings, or we may become subject to contracts that restrict our operations. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would dilute the interests of our existing shareholders and potentially decrease the market price of our common stock.

AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

      Our specialty infusion acquisitions resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate, at least on an annual basis, whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings.

      Since our growth strategy will likely involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, "Business Combinations," such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period, which may negatively affect our earnings or the market price of our common stock.

      We conducted our annual impairment test related to the carrying value of our goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Based on the results of our evaluation, we concluded that an impairment charge of $134.8 million needed to be taken to reduce our Specialty Infusion segment goodwill and intangibles to their estimated fair values as of December 31, 2004. This charge resulted primarily from changes in the economics of our Specialty Infusion business unit, including the recent changes in reimbursement methodology, as described above, that has occurred in 2004. Subsequent to this impairment, we had goodwill of approximately $123.1 million, or 44% of total assets, as of December 31, 2004.

WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF BIOPHARMACEUTICAL AND PHARMACEUTICAL SUPPLIERS, AND THE LOSS OF ANY OF THESE RELATIONSHIPS COULD SIGNIFICANTLY AFFECT OUR ABILITY TO SUSTAIN OR GROW OUR REVENUES.

      The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand. Although such shortages have ended, demand continues to grow. We are currently experiencing allocation restrictions of IVIG products. Suppliers were unable to increase production to meet rising global demand. Although this shortage has ended, demand continues to grow. In 2004, approximately 32%, or $81.3 million, of our Specialty Infusion business unit revenues were derived from our sale of factor VIII. We purchase the majority of our supplies of blood-clotting products from five suppliers: Baxter Healthcare Corporation, Bayer Direct, Genetics Institute, ZLB Behring and Express Scripts Specialty Care. We believe that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy or infusion services businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole source of Synagis(R), a product used to treat RSV in infants. For the year ended December 31, 2004, approximately 17%, or $43.7 million of our Specialty Infusion business unit revenues was derived from our sale of Synagis(R). MedImmune's failure to provide us with an adequate supply of Synagis(R) product for any reason could impair our ability to add and service patients. In particular, RSV occurs primarily during the winter months and thus the demand for Synagis(R) is greater during this time. A shortage in the supply of Synagis(R) or our failure to adequately plan for the demand could adversely affect our financial results. Under our existing arrangements with MedImmune, we are non-exclusive distributors of Synagis(R) and MedImmune has no obligation to supply us with a minimum amount of Synagis(R). We have recently been put on allocation of product for IVIG by our largest supplier of IVIG product. Although we believe we will have sufficient supply of IVIG to service our existing customers, we will not be able to increase our market share of providing infusion services related to IVIG. There can be no assurance as to when the allocation for IVIG products will terminate. In addition, it is likely that we will experience price increases for these products. Although we believe the price increase for these products will be absorbed by our customers, there can be no assurance that we will be successful in passing on any such price increase. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

SOME BIOPHARMACEUTICAL SUPPLIERS IN THE SPECIALTY PHARMACY INDUSTRY HAVE CHOSEN TO LIMIT THE NUMBER OF DISTRIBUTORS OF THEIR PRODUCTS. IF WE ARE NOT SELECTED AS A PREFERRED DISTRIBUTOR OF ONE OR MORE OF OUR CORE PRODUCTS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD BE SERIOUSLY HARMED.

      We have identified a trend among some of our suppliers toward the retention of a limited number of preferred distributors to market certain of their biopharmaceutical products. If this trend continues, we cannot be certain that we will be selected and retained as a preferred distributor or can remain a preferred distributor to market these products. Although we believe we can effectively meet our suppliers' requirements, there can be no assurance that we will be able to compete effectively with other specialty pharmacy companies to retain our position as a distributor of each of our core products. Adverse developments with respect to this trend could have a material adverse effect on our business and results of operations.

THE SEASONAL NATURE OF A PORTION OF OUR BUSINESS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

      For the year ended December 31, 2004, approximately 17%, or $43.7 million, of our Specialty Infusion business unit revenues was derived from our sale of Synagis(R). Synagis(R) is used to prevent RSV in infants. As RSV occurs primarily during the winter months, the major portion of our Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

IF WE FAIL TO CULTIVATE NEW OR MAINTAIN ESTABLISHED RELATIONSHIPS WITH THE PHYSICIAN REFERRAL SOURCES, OUR REVENUES MAY DECLINE.

      Our success, in part, is dependent upon referrals and our ability to maintain good relations with physician referral sources. Physicians referring patients to us are not our employees and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, our revenues and profits may decline.

IF ADDITIONAL PROVIDERS OBTAIN ACCESS TO PRODUCTS WE HANDLE AT MORE FAVORABLE PRICES, OUR BUSINESS COULD BE HARMED.

      Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia-clotting factor and IVIG) that represented 45% of our total Company revenues at December 31, 2004. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia-clotting factor, or other products, from such lower-cost entities, which could result in a reduction of revenue to us.

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

      Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug's AWP. In fact, most of our Specialty Infusion business unit revenues result from reimbursement methodologies based on the AWP of our products. The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers. Various federal and state government agencies have been investigating whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs. There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers' AWP for a particular drug(s). These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state's reimbursement policies.

      Moreover, as discussed above, as a result of MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004. Although this 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP in 2004, effective January 1, 2005, the Medicare reimbursement methodology for many of the products we distribute (including blood-clotting factor products) changed from an AWP-based system to a system based upon ASP (plus, in the case of hemophilia products, 6% plus an additional administrative fee most recently proposed by Centers for Medicare & Medicaid Services ("CMS") to be $0.14 per
unit), which we anticipate will lower Medicare reimbursement. The ASP drug methodology does not apply to drugs dispensed to and infused in the home. It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology. While we cannot predict the eventual results of any law changes, government proposals, investigations or lawsuits, if government or private payors revise their pricing based on new methods of calculating AWP for products we supply, or implement reimbursement methodology based on a value other than AWP, this could have a material adverse effect on our business, financial condition and results of operations.

A REDUCTION IN THE DEMAND FOR OUR PRODUCTS AND SERVICES COULD RESULT IN OUR REDUCING THE PRICING AND MARGINS ON CERTAIN OF OUR PRODUCTS.

      A number of circumstances could reduce demand for our products and services, including:

      o     customer shifts to treatment regimens other than those we offer;

      o new treatments or methods of delivery of existing drugs that do not require our specialty products and services;

      o     the recall of a drug or adverse reactions caused by a drug;

      o     the expiration or challenge of a drug patent;

      o competing treatment from a new drug, a new use of an existing drug or genetic therapy;

      o drug companies ceasing to develop, supply and generate demand for drugs that are compatible with the services we provide;

      o drug companies stopping outsourcing the services we provide or failing to support existing drugs or develop new drugs;

      o governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services;

      o the loss of a managed care or other payor relationship covering a number of high-revenue customers; or

      o     the cure of a disease we service.

OUR BUSINESS INVOLVES RISKS OF PROFESSIONAL, PRODUCT AND HAZARDOUS SUBSTANCE LIABILITY, AND ANY INABILITY TO OBTAIN ADEQUATE INSURANCE MAY ADVERSELY AFFECT OUR BUSINESS.

      The provision of health services entails an inherent risk of professional malpractice, regulatory violations and other similar claims. Claims, suits or complaints relating to health services and products provided by physicians, pharmacists or nurses in connection with our Specialty Infusion and Wound Care Management businesses may be asserted against us in the future.

      Our operations involve the handling of bio-hazardous materials. Our employees, like those of all companies that provide services dealing with human blood specimens, may be exposed to risks of infection from AIDS, hepatitis and other blood-borne diseases if appropriate laboratory practices are not followed. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental infection or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and such liability could harm our business.

      Our operations expose us to product and professional liability risks that are inherent in managing the delivery of wound care services and the provision and marketing of biopharmaceutical and pharmaceutical products. We currently maintain professional and product liability insurance coverage of $15.0 million in the aggregate. Because we cannot predict the nature of future claims that may be made, there can be no assurance that the coverage limits of our insurance would be adequate to protect us against any potential claims, including claims based upon the transmission of infectious diseases, contaminated products, negligent services or otherwise. In addition, we may not be able to obtain or maintain professional or product liability insurance in the future on acceptable terms, if at all, or with adequate coverage against potential liabilities.

WE RELY ON KEY COMMUNITY-BASED REPRESENTATIVES WHOSE ABSENCE OR LOSS COULD HARM OUR BUSINESS.

      The success of our Specialty Infusion business unit depends upon our ability to retain key employees known as community-based representatives, and the loss of their services could adversely affect our business and prospects. Our community-based representatives are our chief contacts and maintain the primary relationship with our customers, and the loss of a single community-based representative could result in the loss of a significant number of customers. We do not have key person insurance on any of our community-based representatives. In addition, our success depends upon, among other things, the successful recruitment and retention of qualified personnel, and we may not be able to retain all of our key management personnel or be successful in recruiting additional replacements should that become necessary.

OUR INABILITY TO MAINTAIN A NUMBER OF IMPORTANT CONTRACTUAL RELATIONSHIPS COULD ADVERSELY AFFECT OUR OPERATIONS.

      Substantially all of the revenues of our Wound Care Management operations are derived from management contracts with acute care hospitals. At December 31, 2004, we had 98 management contracts (93 operating and 5 contracted). The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2004, two contracts expired without renewal, and an additional five contracts were terminated prior to their scheduled expiration. Generally, these contracts were terminated by hospitals because of the now settled DOJ investigation of Wound Care Management, hospital financial difficulties and Medicare reimbursement changes which reduced hospital revenues. Our continued success is subject to, among other things, our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

      In addition, a portion of the revenues of our Specialty Infusion operations is derived from contractual relationships with retail pharmacies. Our success is subject to, among other things, the continuation of these relationships, and termination of one or more of these relationships could harm our business.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

      We are partially dependent on reimbursement from non-governmental payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and, therefore, due to the uncertainties involved in any bidding process, we either may not be retained or may have to reduce our margins to retain business. The loss of a significant number of payor relationships, or an adverse change in the financial condition of a significant number of payors, could result in the loss of a significant number of patients and harm our business.

CHANGES IN REIMBURSEMENT RATES WHICH CAUSE REDUCTIONS IN THE REVENUES OF OUR OPERATIONS HAVE ADVERSELY AFFECTED OUR WOUND CARE MANAGEMENT BUSINESS UNIT.

      As a result of the Balanced Budget Act of 1997, the CMS implemented the Outpatient Prospective Payment System ("OPPS") for most hospital outpatient department services furnished to Medicare patients beginning August 2000. Under OPPS, a predetermined rate is paid to each hospital for clinical services rendered, regardless of the hospital's cost. We believe the new payment system does not provide comparable reimbursement for services previously reimbursed on a reasonable cost basis, and we believe the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center(R) programs we manage on behalf of the hospitals. As a result, during 2004 and 2003, we renegotiated and modified many of our management contracts related to our Wound Care Management business unit, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination. These renegotiations resulted in reduced revenues of approximately $1.0 million in the year ended December 31, 2004. In addition, we lost approximately $0.4 million in revenues in the year ended December 31, 2004 as the result of contract terminations. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in further reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

      The Wound Care Center(R) programs managed by our Wound Care Management business unit on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital-based program to be covered under the Medicare outpatient reimbursement system. With OPPS, Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 were grandfathered by CMS to be "provider based entities" until the start of the hospital's next cost-reporting period beginning on or after July 1, 2003. At that time, the hospital may submit an attestation to the appropriate CMS Regional Office, attesting that the program meets all the requirements for provider-based designation. Programs that started on or after October 1, 2000 can voluntarily apply for provider based designation status. We timely advised each of our hospital clients of the mandatory application procedures. Although we believe that the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation could harm our business.

WE ARE SUBJECT TO PRICING PRESSURES AND OTHER RISKS INVOLVED WITH THIRD-PARTY PAYORS.

      In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce health care costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. Commercial payors, such as managed care organizations and traditional indemnity insurers, increasingly are requesting fee structures and other arrangements providing for health care providers to assume all or a portion of the financial risk of providing care. Changes in reimbursement policies of governmental third-party payors, including policies relating to Medicare, Medicaid and other federally funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payors. The lowering of reimbursement rates, increasing medical review of bills for services and negotiating for reduced contract rates could harm our business. Pricing pressures by third-party payors may continue, and these trends may adversely affect our business.

      Also, continued growth in managed care and capitated plans have pressured health care providers to find ways of becoming more cost competitive. Managed care organizations have grown substantially in terms of the percentage of the population they cover and in terms of the portion of the health care economy they control. Managed care organizations have continued to consolidate to enhance their ability to influence the delivery of health care services and to exert pressure to control health care costs. A rapid increase in the percentage of revenue derived from managed care payors or under capitated arrangements without a corresponding decrease in our operating costs could harm our business.

THERE IS SUBSTANTIAL COMPETITION IN THE SPECIALTY PHARMACY, HOME INFUSION AND WOUND CARE SERVICES INDUSTRIES, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

      Our Specialty Infusion business unit faces competition from other specialty infusion, specialty pharmacy, home infusion and disease management entities, general health care facilities and service providers, biopharmaceutical companies, pharmaceutical companies as well as other competitors. Many of these companies have substantially greater capital resources, marketing staffs and experience in commercializing products and services than we have, and may be able to obtain better pricing from suppliers of products we purchase and distribute. The principal competition with our Wound Care Management business unit consists of specialty clinics that have been established by some hospitals or physicians. Additionally, there are some private companies which provide wound care services through a hyperbaric oxygen therapy program format. Furthermore, recently developed technologies, or technologies that may be developed in the future, are or may be the basis for products which compete with our specialty infusion business or chronic wound care services. We may not be able to enter into co-marketing arrangements with respect to these products or maintain pricing arrangements with suppliers that preserve margins, and we may not be able to compete effectively against such companies in the future.

IF WE ARE UNABLE TO EFFECTIVELY ADAPT TO CHANGES IN THE HEALTH CARE INDUSTRY, OUR BUSINESS WILL BE HARMED.

      Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system as well as changes to Medicare's coverage and payments of the drugs and services we provide.

      As discussed above, in December 2003, MMA was signed into law, substantially changing the Medicare reimbursement system insofar as it pertains to biopharmaceuticals and drugs, as well as enacting various other changes to the Medicare program. It is possible that MMA, as well as any future legislation enacted by Congress or state legislatures, could harm our business or could change the operating environment of our targeted customers (including hospitals and managed care organizations). Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our programs and services. It is possible that the changes to the Medicare program reimbursement may serve as precedent to possible changes in other payors' reimbursement policies in a manner adverse to us. In addition, MMA and its related regulatory changes could encourage integration or reorganization of the health care delivery system in a manner that could materially and adversely affect our ability to compete or to continue our operations without substantial changes.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND NON-COMPLIANCE BY US, OUR SUPPLIERS, OUR CUSTOMERS OR OUR REFERRAL SOURCES COULD HARM OUR BUSINESS.

      The marketing, labeling, dispensing, storing, provision, selling, pricing and purchasing of drugs, health supplies and health services, including the biopharmaceutical products we provide, are extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, our business could be harmed. Our business could also be harmed if the suppliers, customers or referral sources we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation and have not been addressed by substantive court decisions. The federal government or states in which we operate could, in the future, enact more restrictive legislation or interpret existing laws and regulations in a manner that could limit the manner in which we can operate our business and have a negative impact on our business.

THERE ARE A NUMBER OF STATE AND FEDERAL LAWS AND REGULATIONS THAT APPLY TO OUR OPERATIONS WHICH COULD HARM OUR BUSINESS.

      A number of state and federal laws and regulations apply to, and could harm, our business. These laws and regulations include, among other things, the following:

      o The federal "anti-kickback law" prohibits the offering or solicitation of remuneration in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients to influence their decision to seek specific items and services reimbursed by the government or to choose a particular provider. The potential sanctions for violations of these laws include significant fines, exclusion from participation in Medicare and Medicaid and criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement may not violate the anti-kickback law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires further analysis of whether the parties violated the anti-kickback law. In addition to the anti-kickback law, many states have adopted similar kickback and/or fee-splitting laws, which can affect the financial relationships we may have with our customers, physicians, vendors, other retail pharmacies and patients. The finding of a violation of the federal laws or one of these state laws could harm our business.

      o The Department of Health and Human Services has issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the maintenance, transmission, and security of individually identifiable health information. The privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, pharmacies and other health care providers) significant new restrictions on the use and disclosure of individually identifiable health information. The security regulations, which require compliance by April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The regulations establishing electronic transaction standards that all health care providers must use when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions became effective October 2002, but Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. As a result of these HIPAA regulations, we have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are now substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws could harm our business.

      o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or his or her immediate family members have a "financial relationship" and prohibits the entity receiving the referral from presenting a claim to Medicare or Medicaid programs for services furnished under the referral. On March 26, 2004, the CMS issued the second phase of its final regulations, addressing physician self-referrals, which became effective July 24, 2004. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and exclusion from participation in Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The finding of a violation of the Stark Law or one or more of these state laws could harm our business.

      o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. Our nurses must obtain state licenses to provide nursing services to some of our patients. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency and/or could necessitate the need to use licensed nurses to provide certain patient-directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

      o Pharmacies (retail, mail-order and wholesale) as well as pharmacists often must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states in order to operate and provide goods and services to residents of those states. In addition, our pharmacies may be required by the federal Drug Enforcement Agency, as well as by similar state agencies, to obtain registration to handle controlled substances, including certain prescription drugs, and to follow specified labeling and recordkeeping requirements for such substances. If we are unable to maintain our pharmacy licenses, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or otherwise affect our ability to operate in some states, which could harm our business.

      o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, promotion of off-label drug indications use, clinical drug research trials and gifts for patients or referral sources. From time to time, and like others in the health care industry, we receive requests for information from government agencies in connection with their regulatory or investigative authority.

      o We are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third-party payors that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated health care providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in significant financial or criminal sanctions (including treble damages) or exclusion from participation in the Medicare and Medicaid programs. Some states also have enacted statutes similar to the False Claims Act which may provide for large penalties, substantial fines and treble damages if violated.

THERE IS A DELAY BETWEEN OUR PERFORMANCE OF SERVICES AND OUR REIMBURSEMENT.

      Billing and collection for our services is a complex process requiring constant attention and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures.

      The health care industry is characterized by delays that typically range from three to nine months between when services are provided and when the reimbursement or payment for these services is received. This makes working capital management, including prompt and diligent billing and collection, an important factor in our results of operations and liquidity. Trends in the industry may further extend the collection period and impact our working capital.

      We are paid for our services by various payors, including patients, insurance companies, Medicare, Medicaid and others, each with distinct billing requirements. We recognize revenue when we provide services to patients. However, our ability to collect these receivables depends, in part, on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Following up on incorrect or missing information generally slows down the billing process and the collection of accounts receivable. Failure to meet the billing requirements of the different payors could have a significant impact on our revenues, profitability and cash flow.

      Further, even if our billing procedures comply with all third party-payor requirements, some of our payors may experience financial difficulties or may otherwise not pay accounts receivable when due, which could result in increased write-offs or provisions for doubtful accounts. There can be no assurance that we will be able to maintain our current levels of collectibility or that third-party payors will not experience financial difficulties. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow could be adversely affected.

WE RELY HEAVILY ON A LIMITED NUMBER OF SHIPPING PROVIDERS, AND OUR BUSINESS COULD BE HARMED IF THEIR RATES ARE INCREASED OR OUR PROVIDERS ARE UNAVAILABLE.

      A significant portion of our revenues result from the sale of drugs we deliver to our patients, and a significant amount of our products are delivered by overnight mail or courier or through our retail pharmacies. The costs incurred in shipping are not passed on to our customers and, therefore, changes in these costs directly impact our margins. We depend heavily on these outsourced shipping services for efficient, cost-effective delivery of our products. The risks associated with this dependence include: any significant increase in shipping rates; strikes or other service interruptions by these carriers; and spoilage of high-cost drugs during shipment since our drugs often require special handling, such as refrigeration.

IF WE DO NOT MAINTAIN EFFECTIVE AND EFFICIENT INFORMATION SYSTEMS, OUR OPERATIONS MAY BE ADVERSELY AFFECTED.

      Our operations depend, in part, on the continued and uninterrupted performance of our information systems. Failure to maintain reliable information systems or disruptions in our information systems could cause disruptions in our business operations, including billing and collections, loss of existing patients and difficulty in attracting new patients, patient and payor disputes, regulatory problems, increases in administrative expenses or other adverse consequences, any or all of which could have a material adverse effect on our operations.

RISKS RELATED TO OUR OUTSTANDING DEBT AND EQUITY SECURITIES

THE NOTES ARE UNSECURED.

      The Notes are not secured by any of our or our subsidiaries' assets. The indenture governing the Notes permits us and our subsidiaries to incur secured indebtedness, including pursuant to our revolving credit facility, purchase money instruments and other forms of secured indebtedness. As a result, the Notes and the guarantees will be effectively subordinated to all of our and the guarantors' secured obligations to the extent of the value of the assets securing such obligations. As of December 31, 2004, we had approximately $24.3 million of secured indebtedness.

      If we or the subsidiary guarantors were to become insolvent or otherwise fail to make payment on the Notes or the guarantees, holder of any of our and the subsidiary guarantors' secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of the Notes would receive any payments. The holders of the Notes may, therefore, not be fully repaid if we or the subsidiary guarantors become insolvent or otherwise fail to make payment on the Notes.

WE MAY NOT BE ABLE TO SATISFY OUR OBLIGATIONS TO HOLDERS OF THE NOTES UPON A CHANGE OF CONTROL.

      Upon the occurrence of a "change of control," as defined in the indenture, each holder of the Notes will have the right to require us to purchase its Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, such Notes would be a default under the indenture, which would, in turn, be a default under our revolving credit facility. In addition, a change of control may constitute an event of default under our revolving credit facility. A default under our revolving credit facility would result in an event of default under the indenture if the lenders accelerate the debt under our revolving credit facility.

      If a change of control occurs, we may not have enough assets to satisfy all obligations under our revolving credit facility and the indenture related to the Notes. Upon the occurrence of a change of control, we could seek to refinance the indebtedness under our revolving credit facility and the Notes or obtain a waiver from the lenders or holders of the Notes. There can be no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all.

THERE IS NO ESTABLISHED TRADING MARKET FOR THE NOTES, AND HOLDERS OF THESE NOTES MAY NOT BE ABLE TO SELL THEM QUICKLY OR AT THE PRICE THAT THEY PAID.

      The Notes are a new issue of securities, and there is no established trading market for the Notes. We do not intend to apply for the Notes to be listed on any securities exchange or to arrange for quotation on any automated dealer quotation systems. The initial purchaser has advised us that it intends to make a market in the Notes, but the initial purchaser is not obligated to do so. The initial purchaser may discontinue any market making in the Notes at any time, in its sole discretion. As a result, there can be no assurance as to the liquidity of any trading market for the Notes.

      There also can be no assurance that holders of the Notes will be able to sell such Notes at a particular time or that the prices that holders of such Notes will receive when these Notes are sold will be favorable. Further, there can be no assurance as to the level of liquidity of the trading market for these Notes. Future trading prices of the outstanding Notes will depend on many factors, including:

      o     our operating performance and financial condition;

      o     the interest of securities dealers in making a market; and

      o     the market for similar securities.

      Historically, the market for non-investment grade debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for the Notes will be subject to disruptions. Any disruptions may have a negative effect on noteholders, regardless of our prospects and financial performance.

ANY GUARANTEES OF THE NOTES BY OUR SUBSIDIARIES MAY BE VOIDABLE, SUBORDINATED OR LIMITED IN SCOPE UNDER LAWS GOVERNING FRAUDULENT TRANSFERS AND INSOLVENCY.

      Under federal and foreign bankruptcy laws and comparable provisions of state and foreign fraudulent transfer laws, a guarantee of the Notes by a guarantor could be voided if, among other things, at the time the guarantor issued its guarantee, such guarantor:

      o     intended to hinder, delay or defraud any present or future creditor;
            or

      o received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and:

            o was insolvent or rendered insolvent by reason of such incurrence;

            o was engaged in a business or transaction for which such guarantor's remaining assets constituted unreasonably small capital; or

            o intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

      The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, a guarantor in the United States would be considered insolvent if:

      o the sum of its debts, including contingent liabilities, was greater than the saleable value of all of its assets;

      o the present fair saleable value of its assets was less than the amount that would be required to pay its probable liabilities on its existing debts, including contingent liabilities, as they become absolute and mature; or

      o     it could not pay its debts as they become due.

POSSIBLE VOLATILITY OF STOCK PRICE IN THE PUBLIC MARKET.

      The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters ended December 31, 2004, the market price of our common stock ranged from a low of $4.79 in the fourth quarter of 2004 to a high of $19.38 in the first quarter of 2003. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND MINNESOTA LAW MAY MAKE IT MORE DIFFICULT FOR A PERSON TO RECEIVE A CHANGE-IN-CONTROL PREMIUM.

      Our Board's ability to designate and issue up to 10 million shares of preferred stock and issue up to 50 million shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurred, a person could lose the opportunity to receive a premium on the sale of his or her shares in a change of control transaction.

      In addition, the Minnesota Business Corporation Act contains provisions that would have the effect of restricting, delaying or preventing altogether certain business combinations with any person who becomes an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, acquires 10% or more of a corporation's voting stock in a transaction which is not approved by a duly constituted committee of the Board of the corporation. These provisions could also limit a person's ability to receive a premium in a change of control transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company currently does not have market risk sensitive instruments entered into for trading purposes and does not have operations subject to risks of material foreign currency fluctuations. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines, and does not expect any material loss with respect to its investment portfolio. The Company does not enter into derivative instruments other than for cash flow hedging purposes and does not speculate using derivative instruments.

      For non-trading purposes, the Company is subject to interest rate risk under its current revolving credit facility and an interest rate swap on a portion of its fixed rate debt. In conjunction with the acquisition of CCS on April 23, 2004, the Company completed the refinancing of its existing credit facility with GE Capital, as agent and lender to a $40.0 million senior secured revolving credit facility. Loans under this credit facility may, at the Company's option, be obtained as Base Rate loans, London Interbank Offered Rate ("LIBOR") loans or any combination thereof. This credit facility will terminate on April 23, 2009. In the second quarter of 2004, the Company entered into a $90.0 million notional amount interest rate swap on a portion of its fixed rate debt. This swap agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the swap agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011. Due to hedge ineffectiveness, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The Company is exposed to credit risk in the event of nonperformance by the counterparties. However, the Company believes the risk of nonperformance is low.

      The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the Company's interest rate swap and debt obligations. For debt obligations, the table presents principal amounts outstanding and related weighted average interest rates for each of the next five years and thereafter. For the Company's interest rate swap, the table presents the notional amount and average interest rate over the outstanding period. The following table provides information about the Company's financial instruments at December 31 (dollars in millions):

                                                                        OUTSTANDING BALANCES
                                DECEMBER 31, 2004                            DECEMBER 31,
                                -----------------   ---------------------------------------------------------
                                            FAIR                                                       THERE-
                                BALANCE    VALUE      2005      2006      2007      2008     2009      AFTER
                                -------   -------   -------   -------   -------   -------   -------   -------
Liability:
Long-term debt (Senior Notes)
   Fixed rate ($US)(1)          $ 185.0   $ 185.0   $ 185.0   $ 185.0   $ 185.0   $ 185.0   $ 185.0   $ 185.0
   Average interest rate(1)       10.75%    10.75%    10.75%    10.75%    10.75%    10.75%    10.75%    10.75%
Long-term debt (Revolver)
   Variable rate ($US)(2)       $  24.3   $  24.3   $  24.3   $  24.3   $  24.3   $  24.3   $    --   $    --
   Average interest rate(2)        5.92%     5.92%     7.07%     7.47%     7.74%     8.12%
Convertible note used in
  purchase of Apex              $   2.2   $   2.2   $   1.3   $   0.4   $    --   $    --   $    --   $    --
   Average interest rate(3)         4.4%      4.4%      4.4%      4.4%
Convertible note used in
  purchase of Home Care         $   3.0   $   3.0   $    --   $    --   $    --   $    --   $    --   $    --
   Average interest rate(3)         3.0%      3.0%
Note payable used in
  purchase of Prescription
   City                         $   1.0   $   1.0   $    --   $    --   $    --   $    --   $    --   $    --
   Average interest rate(3)         4.0%      4.0%
Department of Justice
  obligation                    $   2.0   $   2.0   $   0.4   $    --   $    --   $    --   $    --   $    --
Average interest rate(3)            6.0%      6.0%      6.0%
Interest Rate Derivative:
Notional amount ($US)           $  90.0             $  90.0   $  90.0   $  90.0   $  90.0   $  90.0   $  90.0
   Average pay rate(4)             9.37%               9.93%    10.32%    10.60%    10.97%    11.25%    11.44%
   Average receivable rate(4)     10.75%              10.75%    10.75%    10.75%    10.75%    10.75%    10.75%

(1) The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2) The average interest rates are based on the LIBOR forward yield curves at December 31, 2004 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at December 31, 2004 was the 30-day LIBOR rate of 2.42% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of December 31, 2004, the prime rate in effect was 5.25%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

(3)   Average interest rates are contractual amounts.

(4) The average pay rates are based on the LIBOR forward yield curves at December 31, 2004 plus the applicable 6.375% premium. The average receivable rate is based on a fixed rate of 10.75%.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Report.

      The following table sets forth the financial results of the Company for the eight quarters ended December 31, 2004 (in thousands, except per share data)(1):

                                                      NET (LOSS)        NET (LOSS)
                                            NET         INCOME           INCOME
                    TOTAL      GROSS      (LOSS)      PER COMMON       PER COMMON
                  REVENUES    PROFIT      INCOME     SHARE, BASIC   SHARE, DILUTED(1)
                  --------   --------   ----------   ------------   -----------------
QUARTER ENDED
   2004
   December 31    $ 83,628   $ 14,291   $ (139,340)    $ (10.76)        $ (10.76)
   September 30     68,742     14,896       (2,066)       (0.16)           (0.16)
   June 30          64,440     14,882       (3,132)       (0.24)           (0.24)
   March 31         65,558     15,806        3,133         0.24             0.23

   2003
   December 31    $ 65,445   $ 17,185   $    4,382     $   0.34         $   0.32
   September 30     46,587     15,589        1,765         0.14             0.13
   June 30          44,689     16,139        3,533         0.29             0.26
   March 31         58,020     17,155        3,395         0.28             0.25

(1) This table should be read together with the accompanying Consolidated Financial Statements and Notes. The period-to-period comparability of the Company's selected consolidated financial data is affected by its acquisition activity. See Note C of Notes to Consolidated Financial Statements.

(2) See Note P of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their goals under all potential future conditions.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's evaluation of the effectiveness of its internal control over financial reporting was not inclusive of the Critical Care Systems, Inc. acquisition, which is included in the 2004 consolidated financial statements of the Company and constituted approximately 15% of total assets as of December 31, 2004 and approximately 29% and 10% of revenues and net loss, respectively, for the year then ended. Based on that evaluation, the CEO and CFO concluded that its internal control over financial reporting was effective as of December 31, 2004.

      Management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting which is included elsewhere herein.

CHANGES IN INTERNAL CONTROLS

      During the period covered by this, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

      The information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2005 Annual Meeting of Shareholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

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

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)   THE FOLLOWING DOCUMENTS ARE INCLUDED WITH THE FILING OF THIS REPORT:

      1.    INDEX TO FINANCIAL STATEMENTS                                   PAGE
                                                                            ----
            Reports of Independent Registered Public Accounting Firm         F-1

            Consolidated Balance Sheets at December 31, 2004 and 2003        F-3

            Consolidated Statements of Operations for the years ended
               December 31, 2004, 2003 and 2002                              F-4

            Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 2004, 2003 and 2002                  F-5

            Consolidated Statements of Cash Flows for the years ended
               December 31, 2004, 2003 and 2002                              F-6

            Notes to Consolidated Financial Statements                       F-7

      2.    FINANCIAL STATEMENT SCHEDULES

            Schedule II - Consolidated Schedule - Valuation and
            Qualifying Accounts                                              S-1

            All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(B)   EXHIBITS

      The list of exhibits, entitled "Exhibits," immediately following the financial statement schedules accompanying this report is incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CURATIVE HEALTH SERVICES, INC.

                                By: /s/ Paul F. McConnell
                                    ---------------------
                                        Paul F. McConnell
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  March 16, 2005

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul F. McConnell, John C. Prior, Thomas Axmacher and Nancy Lanis, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                          DATE
------------------------   --------------------------------------------   --------------
/s/ Paul F. McConnell      Chief Executive Officer                        March 16, 2005
---------------------
    Paul F. McConnell      (Principal Executive Officer)

/s/ Thomas Axmacher        Chief Financial Officer                        March 16, 2005
-------------------
    Thomas Axmacher        (Principal Financial and Accounting Officer)

/s/ John C. Prior          Chief Operating Officer                        March 16, 2005
-----------------
    John C. Prior          Director

/s/ Paul S. Auerbach, MD   Director                                       March 16, 2005
------------------------
    Paul S. Auerbach, MD

/s/ Daniel E. Berce        Director                                       March 16, 2005
-------------------
    Daniel E. Berce

/s/ Lawrence English       Director                                       March 16, 2005
--------------------
    Lawrence English

/s/ Joseph Feshbach        Director                                       March 16, 2005
-------------------
    Joseph Feshbach

/s/ Gerard Moufflet        Director                                       March 16, 2005
-------------------
    Gerard Moufflet

/s/ Timothy I. Maudlin     Chairman of the Board                          March 16, 2005
----------------------
    Timothy I. Maudlin

/s/ Peter M. DeComo        Director                                       March 16, 2005
-------------------
    Peter M. DeComo

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Curative Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Curative Health Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

Melville, New York
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Curative Health Services, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Curative Health Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Critical Care Systems, Inc., which was acquired in 2004 and which is included in the 2004 consolidated financial statements of the Company and constituted approximately 15% of total assets as of December 31, 2004 and approximately 29% and 10% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Curative Health Services, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Critical Care Systems, Inc.

In our opinion, management's assessment that Curative Health Services, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Curative Health Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

Melville, New York
March 11, 2005

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            2004        2003
                                                                          ---------   ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                 $   1,176   $   1,072
Accounts receivable (less allowance of $4,646 and $4,022
   at December 31, 2004 and 2003, respectively)                              81,766      55,217
Inventories                                                                  18,398      11,237
Prepaids and other current assets                                             5,660       4,270
Federal income tax refund receivable                                          3,431          --
Deferred income tax assets                                                    3,977       2,984
                                                                          ---------   ---------
   Total current assets                                                     114,408      74,780

Property and equipment, net                                                  11,104       7,890
Intangibles subject to amortization, net                                     20,540       1,463
Intangibles not subject to amortization (trade names)                         1,615         682
Goodwill                                                                    123,138     147,895
Other assets                                                                 12,979       1,228
                                                                          ---------   ---------
   Total assets                                                           $ 283,784   $ 233,938
                                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                          $  35,740   $  28,892
Accrued expenses and other current liabilities                               21,384      11,502
Deferred income taxes                                                            --       1,007
Current portion of long-term liabilities                                      6,496       7,911
                                                                          ---------   ---------
   Total current liabilities                                                 63,620      49,312

Long-term liabilities                                                       210,991      39,599
Deferred income taxes                                                         3,511       1,307
Other long-term liabilities                                                   1,209          --
                                                                          ---------   ---------
   Total long-term liabilities                                              215,711      40,906

Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares
   authorized, none issued                                                       --          --
Preferred stock, Series A Junior Participating, par value
   $.01 per share, 500,000 shares authorized, none issued                        --          --
Common stock, $.01 par value per share; 50,000,000 shares authorized,
   12,951,462 shares issued and outstanding (12,831,288 shares in 2003)         128         127
Additional paid in capital                                                  119,449     115,082
(Accumulated deficit) retained earnings                                    (111,287)     30,118
Deferred compensation                                                        (2,364)         --
Notes receivable - stockholders                                              (1,473)     (1,607)
                                                                          ---------   ---------
   Total stockholders' equity                                                 4,453     143,720
                                                                          ---------   ---------
   Total liabilities and stockholders' equity                             $ 283,784   $ 233,938
                                                                          =========   =========

                             See accompanying notes

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               2004           2003        2002
                                                            ----------     ---------    ---------
Revenues:
   Products                                                 $  255,443     $ 185,843    $ 104,550
   Services                                                     26,925        28,898       34,679
                                                            ----------     ---------     --------
      Total revenues                                           282,368       214,741      139,229

Costs and operating expenses:
   Cost of product sales                                       210,417       135,449       74,405
   Cost of services                                             12,076        13,224       14,892
   Selling, general and administrative                          53,552        44,544       26,401
   Goodwill and intangible asset impairment                    134,755            --           --
                                                            ----------     ---------    ---------
      Total costs and operating expenses                       410,800       193,217      115,698
                                                            ----------     ---------    ---------

(Loss) income from operations                                 (128,432)       21,524       23,531

Interest expense                                               (15,833)       (2,300)      (1,181)
Interest income                                                    107            20           70
Other expense                                                   (1,081)           --           --
Other income                                                        --         2,327        1,907
                                                            ----------     ---------    ---------

(Loss) income before income taxes                             (145,239)       21,571       24,327

Income tax (benefit) provision                                  (3,834)        8,496        9,682
                                                            ----------     ---------    ---------

Net (loss) income                                           $ (141,405)    $  13,075    $  14,645
                                                            ==========     =========    =========

Net (loss) income per common share, basic                   $   (10.92)    $    1.04    $    1.30
                                                            ==========     =========    =========

Net (loss) income per common share, diluted                 $   (10.92)(1) $     .96(1) $    1.20
                                                            ==========     =========    =========

Denominator for basic (loss) income per share,
   weighted average common shares                               12,949        12,546       11,280
                                                            ==========     =========    =========

Denominator for diluted (loss) income per share, weighted
   average common shares assuming conversions                   12,949        13,826       12,207
                                                            ==========     =========    =========

(1) See Note P of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

                             See accompanying notes

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                             RETAINED
                                          COMMON     COMMON   ADDITIONAL     EARNINGS                        NOTES          TOTAL
                                          STOCK      STOCK     PAID-IN     (ACCUMULATED     DEFERRED      RECEIVABLE    STOCKHOLDERS
                                          SHARES     AMOUNT    CAPITAL       DEFICIT)     COMPENSATION   STOCKHOLDERS      EQUITY
                                        ----------   ------   ----------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 2001               7,540,921   $  75    $  34,019     $    2,398      $     --      $   (488)       $  36,004
   Exercise of options, net of
      stockholder loans                  1,139,348      11        7,510             --            --        (1,899)           5,622
   Shares issued in private placement    1,059,000      11       16,451             --            --            --           16,462
   Shares issued in acquisition          1,981,793      20       38,380             --            --            --           38,400
   Shares issued for shareholder
      lawsuit settlement                   421,044       4        6,496             --            --            --            6,500
   Tax benefit from stock option
      exercises                                 --      --        3,268             --            --            --            3,268
   Net income for 2002                          --      --           --         14,645            --            --           14,645
                                        ----------   -----    ---------     ----------      --------      --------        ---------

BALANCE, DECEMBER 31, 2002              12,142,106     121      106,124         17,043            --        (2,387)         120,901
   Exercise of options                     485,863       4        4,136             --            --            --            4,140
   Exercise of rights under
      convertible notes                    300,389       3        4,828             --            --            --            4,831
   Tax benefit from stock option
      exercises                                 --      --        1,517             --            --            --            1,517
      stockholders                              --      --           --             --                         780              780
   Shares repurchased and retired          (97,070)     (1)      (1,523)            --            --            --           (1,524)
   Net income for 2003                          --      --           --         13,075            --            --           13,075
                                        ----------   -----    ---------     ----------      --------      --------        ---------

BALANCE, DECEMBER 31, 2003              12,831,288     127      115,082         30,118            --        (1,607)         143,720
   Exercise of options and other            47,459       1          303             --            --            --              304
   Grant of restricted common stock             --      --        2,896             --        (2,896)           --               --
   Amort. of deferred stock comp                --      --           --             --           532            --              532
   Exercise of rights under
      convertible notes                     72,715      --        1,168             --            --            --            1,168
   Repayment of notes receivable-
      stockholders                              --      --           --             --            --           134              134
   Net loss for 2004                            --      --           --       (141,405)           --            --         (141,405)
                                        ----------   -----    ---------     ----------      --------      --------        ---------

BALANCE, DECEMBER 31, 2004              12,951,462   $ 128    $ 119,449     $ (111,287)     $ (2,364)     $ (1,473)       $   4,453
                                        ----------   -----    ---------     ----------      --------      --------        ---------

                             See accompanying notes

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                       2004        2003       2002
                                                                   ----------   ---------   ---------
OPERATING ACTIVITIES:
Net (loss) income                                                  $ (141,405)  $  13,075   $  14,645
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                        5,180       2,797       2,226
   Provision for doubtful accounts                                      3,411       3,291       1,044
   Equity in operations of investee                                        --          --        (184)
   Gain on sale of equity investment                                       --      (2,327)     (1,907)
   Amortization of deferred financing fees                              1,382          --          --
   Stock based compensation                                               532          --          --
   Change in fair value of interest rate swap                           1,081          --          --
   Deferred income taxes                                                  595       2,423       3,797
   Tax benefit from stock option exercises                                 --       1,517       3,268
   Goodwill and intangible asset impairment                           134,755          --          --
Changes in operating assets and liabilities, net of effects from
Specialty Infusion acquisitions:
   Accounts receivable                                                 (1,417)    (20,221)     (9,116)
   Inventories                                                         (4,000)      2,252      (1,222)
   Swap interest receivable                                              (211)         --          --
   Prepaids and other                                                  (5,603)      1,053         699
   Accounts payable and accrued expenses                                   85       3,498      (1,273)
                                                                   ----------   ---------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (5,615)      7,358      11,977

INVESTING ACTIVITIES:
Specialty Infusion acquisitions, net of cash acquired                (154,795)    (26,154)    (60,264)
Sale of Accordant Health Services, Inc.                                 2,815          --       4,496
Purchase of property and equipment                                     (5,353)     (6,653)     (1,206)
Disposal of property and equipment and other                            1,493          --         248
                                                                   ----------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                                (155,840)    (32,807)    (56,726)

FINANCING ACTIVITIES:
Proceeds from private placement, net of fees                               --          --      16,462
Shares repurchased and retired                                             --      (1,524)         --
Net proceeds from issuance of senior subordinated notes               173,401          --          --
Proceeds from exercise of stock options                                   165       3,989       5,298
Proceeds from repayment of notes receivable-- stockholders                134         780          --
Borrowing from credit facilities                                       12,730      34,001      13,368
Repayments of long-term liabilities                                   (24,000)    (13,368)         --
Repayment of notes payable                                               (871)         --          --
                                                                   ----------   ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             161,559      23,878      35,128
                                                                   ----------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      104      (1,571)     (9,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,072       2,643      12,264
                                                                   ----------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    1,176   $   1,072   $   2,643
                                                                   ==========   =========   =========

                             See accompanying notes

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      The Company was organized under the laws of the State of Minnesota in October 1984. In August 2003, the Company effected a holding company reorganization in which each share of the registrant's outstanding common stock was deemed to have been exchanged for one share of common stock in a newly formed corporation (the "new holding company"). Pursuant to Section 302A.626 (subd. 7) of the Minnesota Business Corporation Act, the articles of incorporation, bylaws and name of the new holding company, and the authorized capital stock of the new holding company (including the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof) are all consistent with those of the registrant as it existed prior to the reorganization. In addition, the directors and executive officers of the new holding company were the same individuals who were directors and executive officers, respectively, of the registrant prior to the reorganization. The terms "Curative" and the "Company" as used in these financial statements and accompanying notes refer, for periods prior to the reorganization, to the corporation that was the registrant prior to the reorganization, and, for periods after the reorganization, to the new holding company.

      The Company, through its Specialty Infusion and Wound Care Management business units, seeks to deliver high-quality care and positive clinical outcomes that result in high patient satisfaction for patients experiencing serious acute or chronic medical conditions. Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. The Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative's patients include hemophilia clotting factor, IVIG, Synagis(R) and Remicade(R). Examples of pharmaceutical products used by Curative's patients include compounded pharmaceuticals, such as TPN products, anti-infectives, chemotherapy agents and pain management products. As of December 31, 2004, the Company had 401 payor contracts and provided products or services in approximately 48 states.

      Curative's Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. The Company's Wound Management Program(SM) consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 488,000 patient cases. The treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 88% for patients completing therapy. As of December 31, 2004, the Wound Care Center(R) network consisted of 98 outpatient clinics (93 operating and 5 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

STOCK BASED COMPENSATION PLANS

      The Company grants options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the intrinsic value method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations because the Company believes the alternate fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. See Note M.

      The following table illustrates the effect on net (loss) income and net
(loss) income per share for the years ended December 31 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                          2004          2003        2002
                                                       ----------     --------    --------
Net (loss) income, as reported                         $ (141,405)    $ 13,075    $ 14,645
Add:  Stock based employee compensation expense
   included in reported net income, net of related
   tax effects                                                440           --          --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects       (5,056)      (4,654)     (3,489)
                                                       ----------     --------    --------
Pro forma net (loss) income                            $ (146,021)    $  8,421    $ 11,156
                                                       ==========     ========    ========

(Loss) income per share:
   Basic - as reported                                 $   (10.92)    $   1.04    $   1.30
   Basic - pro forma                                       (11.28)         .67         .99

   Diluted - as reported                               $   (10.92)(1) $    .96(1) $   1.20
   Diluted - pro forma                                     (11.28)         .61         .91

(1) See Note P of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classifications.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET (LOSS) INCOME PER SHARE

      Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, "Earnings Per Share." See Note P.

INVENTORIES

      Inventories, which consist of intravenous and injectable biopharmaceutical and compounded pharmaceutical products held for sale, are stated at the lower of cost (first in, first out method) or market.

PROPERTY AND EQUIPMENT

      Property and equipment, which are recorded at cost, are depreciated under the straight-line method over their estimated useful lives (generally four to seven years). Leasehold improvements are amortized over the life of the lease or the estimated useful life of the related asset, whichever is shorter.

GOODWILL AND INTANGIBLES

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives not to be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company completed its annual goodwill impairment test as of December 31, 2004 and, based on its results, the Company recorded a total non-cash impairment charge of $134.8 million. See Note D.

DEFERRED FINANCING FEES

      The Company capitalizes fees related to its financing activities and amortizes them over the life of the related financing. In 2004, the Company capitalized $11.6 million related to its senior subordinated notes and $1.4 million in fees related to its revolving credit facility. These fees are being amortized over 94 months and 60 months, respectively. As of December 31, 2004, approximately $11.7 million remained in unamortized deferred financing fees and were recorded in other long-term assets in the accompanying balance sheet.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

CONCENTRATION OF CREDIT RISK

      The Company's revenues are generated from its Specialty Infusion business unit's sales of biopharmaceuticals and compounded pharmaceuticals and from its Wound Care Management business unit's Wound Care Center(R) programs, which have been established as cooperative ventures with acute care hospitals. Specialty Infusion's receivables consist of amounts due from various payors, including government programs, insurance companies, retail pharmacies and self-pay patient accounts. Credit is extended based upon a pre-authorization of coverage check or contractual arrangement. Payment terms are generally thirty days from date of invoice. Wound Care Management's receivables are from its hospital partners under contractual management services contracts. Credit is extended based on an evaluation of the hospital's financial condition. Payment terms are generally 30 to 90 days from date of invoice. For 2004, 2003 and 2002, the Company derived approximately 12%, 30% and 35%, respectively, of consolidated revenue from one payor. As a percentage of total, the Company's accounts receivable from its largest payor was approximately 13% and 29.4%, respectively, at December 31, 2004 and 2003.

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

REVENUES

      Specialty Infusion's revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician's office or when services are provided. Wound Care Management's revenues are recognized after the management services are rendered and are billed monthly in arrears.

      The current Medicare, Medicaid and other third party-payor programs in which the Company participates are based upon extremely complex laws and regulations that are subject to interpretation. Non-compliance with such laws and regulations could result in fines, penalties and/or exclusion from such programs. The Company is not aware of any allegations of non-compliance that could have a material adverse effect on the accompanying consolidated financial statements and believes it is in substantial compliance with all applicable laws and regulations.

ADVERTISING

      Advertising and community education costs are expensed when incurred. Specialty Infusion's advertising and community education expenses were approximately $0.7 million, $0.9 million and $0.4 million in 2004, 2003 and 2002, respectively. Wound Care Management's advertising and community education costs were approximately $0.7 million, $0.8 million and $1.6 million in 2004, 2003 and 2002, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

      Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." See Note N.

SHIPPING AND HANDLING

      Outbound shipping and handling charges were approximately $2.9 million, $0.9 million and $0.5 million in 2004, 2003 and 2002, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

      CASH AND CASH EQUIVALENTS. The carrying values of the Company's cash and cash equivalents approximate fair value because of the short maturity of these instruments.

      OTHER NOTES PAYABLE. Fair values approximate carrying values as the notes generally bear interest at market rates.

      LOAN FACILITY. Fair values approximate carrying values as the interest rates are variable.

      SENIOR NOTES. The fair value of the Company's debt is based upon the market price of the debt.

      INTEREST RATE SWAP. The fair value of the Company's interest rate swap is based upon discounted cash flow analysis using current interest rates.

      For non-trading purposes, the Company entered into an interest rate swap agreement to reduce interest expense and modify exposure to interest rate risk by converting a portion of its fixed rate debt to a floating rate liability. The Company accounts for the swap instrument under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and SFAS No. 139. Due to hedge ineffectiveness, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. See Note J.

      The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows (in thousands):

                                           2004                  2003
                                  ---------------------   -------------------
                                   CARRYING     FAIR      CARRYING     FAIR
                                    VALUE       VALUE      VALUE       VALUE
                                  ---------   ---------   --------   --------

      Cash and cash equivalents   $   1,176   $   1,176   $  1,072   $  1,072
      Other notes payable         $   8,177   $   8,177   $ 12,257   $ 12,257
      Loan facility               $  24,310   $  24,310   $ 35,253   $ 35,253
      Senior Notes                $ 185,000   $ 164,650   $     --   $     --
      Interest rate swap          $   1,081   $   1,081   $     --   $     --

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental information with respect to the Company's cash flows for the years ended December 31 is as follows (in thousands):

                               2004       2003      2002
                             --------   -------   -------
         Interest paid       $ 12,356   $ 2,119   $   631
         Income taxes paid   $  1,076   $ 5,231   $ 1,543

      Supplemental information pertaining to non-cash investing and financing activities included the following:

      a) In 2002, proceeds from the exercise of stock options excluded $1.9 million in loans given to officers and/or directors for the exercise of options. The proceeds from the 2002 exercise of stock options excluded $0.3 million in option repricing.

      b) Certain selling shareholders of Infinity Infusion Care, Ltd. ("Infinity") exercised their rights under convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company's common stock in 2004 and approximately $4.8 million of such notes into 300,389 shares in 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred. The Company adopted SFAS No. 146 effective January 1, 2003. See Note G of Notes to Consolidated Financial Statements. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure, in both annual and interim financial statements, in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share. The Company adopted SFAS No. 148 effective December 31, 2002. See Note A of Notes to Consolidated Financial Statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that all contracts with comparable characteristics be accounted for similarly and clarifies the circumstances for which a contract with an initial net investment meets the characteristics of a derivative as well as when a derivative contains a financing component. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 effective April 1, 2004. See Note J of Notes to Consolidated Financial Statements.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In November 2004, the EITF announced that it reached a consensus with respect to Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share." The EITF's consensus states that contingently convertible debt instruments and other contingently convertible instruments that are generally convertible into common stock are subject to the if-converted method under SFAS No. 128, "Earnings Per Share," (i.e., included in diluted earnings per share computations, if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. The adoption of Issue No. 04-8 did not have a material effect on the Company's consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      SFAS No. 123(R) must be adopted no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.

      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

      1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

      2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company plans to adopt SFAS No. 123 using the modified-retrospective method, restating only the prior interim periods of 2005.

      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and (loss) income per share in Note A of Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were zero, $1.5 million and $3.3 million in 2004, 2003 and 2002, respectively.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE B - INVESTMENT IN ACCORDANT HEALTH SERVICES

      In October 2002, the Company sold its interest in Accordant Health Services, Inc. ("Accordant") for an initial sale price of approximately $5.5 million which resulted in a gain of approximately $1.9 million, recorded as other income in the Company's 2002 financial statements. Approximately $1.0 million of the sale price was placed in escrow subject to customary indemnification obligations being satisfied of which approximately $0.5 million was paid to the Company in November 2003 and the remaining $0.5 million was paid in November 2004.

      In addition, the sale agreement provided for an earn-out payment if Accordant achieved certain 2003 operating goals. Accordant achieved the 2003 operating goals and, in January 2004, the Company received approximately $2.3 million related to this earn-out and has recorded this as other income in its 2003 financial statements. The Company is not entitled to any other funds related to this transaction.

NOTE C - SPECIALTY INFUSION ACQUISITIONS

      On February 28, 2002, the Company acquired Apex Therapeutic Care, Inc. ("Apex"), a California-based leading provider of biopharmaceutical products, therapeutic supplies and services to people with hemophilia. The purchase price for Apex was approximately $60.0 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

      On June 28, 2002, the Company purchased Infinity Infusion Care, Ltd., a Houston, Texas, based distributor of specialty pharmaceuticals and a provider of infusion therapy services. The purchase price for Infinity was approximately $24.0 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

      On October 23, 2002, the Company acquired the specialty pharmacy business and certain related assets of Home Care of New York, Inc., a Scotia, New York, based specialty pharmacy and home infusion company. The purchase price for Home Care was approximately $12.0 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

      On November 20, 2002, the Company acquired OptCare Plus, Inc. ("OptCare"), a specialty pharmacy dispensing biological medications. The purchase price for OptCare was approximately $10.5 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

      On February 3, 2003, the Company acquired MedCare, Inc. ("MedCare"), a specialty pharmacy with locations in Alabama, Mississippi and West Virginia. The purchase price for MedCare was $6.3 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

      On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. ("All Care"), a Louisiana-based Synagis(R) pharmacy. The purchase price for All Care was $2.1 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

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

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE C - SPECIALTY INFUSION ACQUISITIONS (CONTINUED)

      A search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy, formerly located in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. Apex, a wholly-owned subsidiary of the Company, was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company has cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the employment of Paul Frank, the former principal shareholder of Prescription City, was terminated. Apex also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by Apex in June 2003. The purchase was structured as an asset purchase with Apex being provided indemnifications, representations and warranties by the sellers. Apex has filed a complaint in the United States District Court, Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. The defendants filed a motion to join Curative as a plaintiff and to have the case dismissed for lack of diversity, and the Court denied such motion. The defendants have filed a motion to have such decision reconsidered. The defendants have also filed a third-party complaint for declaratory relief and a breach of contract relating to a promissory note delivered by Apex (and issued by Curative) to the sellers as part of the obligations of Apex in connection with the acquisition. The Company has filed a motion to dismiss such third-party complaint. Apex intends to pursue its claims against Prescription City and Paul Frank aggressively, and the Company intends to defend vigorously any claims made in the third-party complaint if it is not dismissed. Such litigation is pending, and the outcome is uncertain at this time.

      On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.2 million, including working capital adjustments of approximately $4.1 million. CCS focuses on delivering four principal therapies: hemophilia clotting factor, IVIG, total parenteral nutrition and anti-infective therapies. The Company financed the acquisition of CCS with a portion of its recently issued $185.0 million aggregate principal amount of 10.75% senior notes due 2011 and additional borrowings under the Company's refinanced credit facility with GE Capital, as agent and lender.

      The Company acquired approximately $37.9 million of CCS's assets, including $28.6 million in accounts receivable, $3.2 million in inventory and $3.3 million in fixed assets. The Company also assumed approximately $13.9 million of CCS's liabilities, including $1.4 million recorded in accrued expenses related to severance costs associated with the terminations of ten CCS employees, all of which were paid by the Company by the end of the third quarter of 2004. The excess of the acquisition cost over the fair value of identifiable tangible net assets acquired was approximately $130.2 million, consisting of approximately $20.5 million in payor contracts and $0.2 million in covenants not to compete, which are being amortized over 17 years and 4 years, respectively, from the date of acquisition, and trade name and goodwill of approximately $0.9 million and $108.5 million, respectively, which are not being amortized for book purposes per SFAS No. 142, "Goodwill and Other Intangible Assets." Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a final valuation and the resolution of certain pre-acquisition account balance contingencies.

      The acquisitions described above (collectively the "Specialty Infusion acquisitions") were consummated for purposes of expanding the Company's Specialty Infusion business and were accounted for using the purchase method of accounting. The accounts of the Specialty Infusion acquisitions and related goodwill and intangibles are included in the accompanying consolidated balance sheets. The operating results of the Specialty Infusion acquisitions are included in the accompanying consolidated statements of operations from the dates of acquisition.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE C - SPECIALTY INFUSION ACQUISITIONS (CONTINUED)

      Unaudited pro forma amounts for the years ended December 31, assuming the Specialty Infusion acquisitions had occurred on January 1, 2002, were as follows (in thousands, except per share data):

                                                     YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                 2004           2003         2002
                                              ----------     ---------    ---------
Revenues                                      $  315,918     $ 334,425    $ 285,510
Net (loss) income                             $ (146,065)    $   9,483    $  13,963
Net (loss) income per common share, diluted   $   (11.14)(1) $    0.69(2) $    1.09

(1) Basic shares were used as using the effects of stock options and convertible notes would have an anti-dilutive effect on income per share.

(2)   Calculated under the "as if converted" method. See Note P.

      The pro forma amounts shown above give effect to: (i) the Company's issuance of $185.0 million aggregate principal amount of 10.75% senior notes due 2011; (ii) the refinancing of the Company's revolving credit facility and (iii) Specialty Infusion acquisitions as if these transactions occurred on January 1, 2002. The above pro forma amounts include adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments.

      The pro forma operating results shown above are not necessarily indicative of operations in the periods following the Specialty Infusion acquisitions.

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS

      Acquired intangible assets subject to amortization consisted of the following at December 31 (in thousands):

                                         2004                           2003
                           -----------------------------   -----------------------------
                           GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                               AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                           --------------   ------------   --------------   ------------
Payor contracts               $ 20,507         $   828         $    --         $    --
Covenants not to compete         2,262           1,562           2,185             945
Injectable customers               220             165             220             121
Website                            191             139             177              99
Licenses                            82              33              39               2
Pharmacy relationships              20              15              20              11
                              --------         -------         -------         -------
                              $ 23,282         $ 2,742         $ 2,641         $ 1,178
                              ========         =======         =======         =======

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      Amortization period by intangible asset class is as follows:

            ASSET CLASS                AMORTIZATION PERIOD
            ------------------------   -------------------
            Payor contracts                 17 years
            Covenants not to compete      2 - 5 years
            Injectable customers            5 years
            Website                       3 - 5 years
            Licenses                     12 - 20 years
            Pharmacy relationships          5 years

      The aggregate amortization expense was approximately $1.6 million, $0.7 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in 2004 compared to 2003 and 2002 was primarily the result of the amortization related to intangibles with definite lives purchased in connection with the CCS acquisition. The estimated amortization for future years ending December 31 is as follows (in thousands):

                        2005         $  1,753
                        2006            1,427
                        2007            1,257
                        2008            1,223
                        2009            1,208
                        Thereafter     13,672
                                     --------
                        Total        $ 20,540
                                     ========

      The changes in the carrying amounts of goodwill for the years ended December 31 were as follows (in thousands):

                                                                    2004        2003
                                                                 ----------   ---------
       Balance as of January 1, 2004                             $  147,895   $ 122,877
       Goodwill acquired during the year                            109,986      26,301
       Adjustments related to accounts receivable,
          indemnification and other claims (eBioCare and Apex)           --      (1,487)
       Other adjustments                                                 --         204
       Impairment loss                                             (134,743)         --
                                                                 ----------   ---------
       Balance as of December 31, 2004                           $  123,138   $ 147,895
                                                                 ==========   =========

      The Company's goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, were tested for impairment during the fourth quarter of 2004. Due primarily to changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004, the Company recorded non-cash impairment charges of $134.7 million in goodwill and $0.1 million in other intangible assets, respectively. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

      All of the Company's goodwill at December 31, 2004 is related to the Specialty Infusion Services segment. Approximately $45.8 million of the Company's December 31, 2004 goodwill is deductible for tax purposes on a straight line basis over 15 years.

      As certain of the Company's acquisitions were accounted for as stock purchases, goodwill amortization related to those acquisitions is not tax deductible.

NOTE E - PROPERTY AND EQUIPMENT

      A summary of property and equipment and related accumulated depreciation and amortization at December 31 follows (in thousands):

                                                            2004       2003
                                                          --------   --------
         Property and equipment                           $ 23,186   $ 16,602
         Leasehold improvements                              5,556      2,810
                                                          --------   --------
            Total                                           28,742     19,412
         Less accumulated depreciation and amortization     17,638     11,522
                                                          --------   --------
                                                          $ 11,104   $  7,890
                                                          ========   ========

      Depreciation and amortization expense on property and equipment amounted to approximately $3.4 million, $2.0 million and $1.5 million for 2004, 2003 and 2002, respectively.

NOTE F - ACCRUED EXPENSES

      A summary of accrued expenses and other current liabilities at December 31 follows (in thousands):

                                                    2004       2003
                                                  --------   --------
            Incentive compensation and benefits   $  2,714   $  2,496
            Professional fees                          889      2,176
            Customer credits                         6,315        781
            Accrued interest                         3,464         95
            Accrued reorganization costs             3,027      1,360
            Other                                    4,975      4,594
                                                  --------   --------
               Total                              $ 21,384   $ 11,502
                                                  ========   ========

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE G - EMPLOYEE AND FACILITY TERMINATION COSTS

      In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded charges related to this activity of $1.6 million in the first quarter of 2003 and $0.4 million in the fourth quarter of 2004. Additionally, in the fourth quarter of 2004, the Company recorded severance charges for the consolidation of its headquarters of approximately $0.7 million related to the termination of 19 employees and facility termination costs of $0.1 million.

      The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation, which are included in Selling, General and Administrative expenses in the accompanying consolidated financial statements, at and for the years ended December 31 (in thousands):

                                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                   -------------------------------------------------------
                                   BEGINNING   COSTS CHARGED     COSTS PAID OR      ENDING
                                    BALANCE      TO EXPENSE    OTHERWISE SETTLED   BALANCE
                                   ---------   -------------   -----------------   -------
      Employee termination costs     $  39        $   666           $    39        $   666
      Facility termination costs       431            517               288            660
                                     -----        -------           -------        -------
                                     $ 470        $ 1,183           $   327        $ 1,326
                                     =====        =======           =======        =======

                                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                   -------------------------------------------------------
                                   BEGINNING   COSTS CHARGED     COSTS PAID OR      ENDING
                                    BALANCE      TO EXPENSE    OTHERWISE SETTLED   BALANCE
                                   ---------   -------------   -----------------   -------
      Employee termination costs     $  --        $   871           $   832        $    39
      Facility termination costs        --            759               328            431
                                     -----        -------           -------        -------
                                     $  --        $ 1,630           $ 1,160        $   470
                                     =====        =======           =======        =======

NOTE H - LEASES

      The Company entered into several non-cancelable operating leases for the rental of certain office space expiring in various years through 2009. Additionally, through the Specialty Infusion business unit, the Company leases office, branch pharmacy and warehouse space in various states. The principal lease for office space provides for monthly rent of approximately $65,000. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The principal lease for office space expires in October of 2005 and will not be renewed. The Company will be relocating its headquarters to Nashua, New Hampshire, where an existing office space lease will be expanded to accommodate additional space needs. The following is a schedule of future property and other lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2004 (in thousands):

                              2005         $  4,318
                              2006            3,592
                              2007            2,768
                              2008            1,839
                              2009            1,246
                              Thereafter      1,049
                                           --------
                                 Total     $ 14,812
                                           ========

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE H - LEASES (CONTINUED)

      Rent expense for all operating leases was approximately $4.1 million, $1.4 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in rent expense for 2004 was due to additional rent for CCS's corporate office and branch pharmacies.

NOTE I - LONG-TERM LIABILITIES

      Long-term liabilities consisted of the following at December 31 (in thousands):

                                                               2004        2003
                                                             ---------   --------
        Senior subordinated notes                            $ 185,000   $     --
        Term loan facility                                          --     24,000
        Revolving loan facility                                 24,310     11,253
        Note Payable - DOJ Settlement                            2,000      4,040
        Convertible note used in purchase of Apex                2,177      3,048
        Convertible note used in purchase of Infinity               --      1,169
        Convertible note used in purchase of Home Care           3,000      3,000
        Note payable used in purchase of Prescription City       1,000      1,000
                                                             ---------   --------
                                                               217,487     47,510
        Less amounts due within one year                         6,496      7,911
                                                             ---------   --------
           Total                                             $ 210,991   $ 39,599
                                                             =========   ========

      In December 2001, the Company entered into a settlement agreement with the DOJ related to whistleblower actions brought against the Company. The settlement agreement called for payments to be made to the DOJ totaling $16.5 million, with an initial payment of $9.0 million and the $7.5 million balance paid over four years, payable in 12 quarterly installments of $0.5 million, followed by four quarterly installments of $0.4 million, all bearing interest at a rate of 6% per annum. The final installment under this agreement is due in February 2006.

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

      On June 28, 2002, in connection with the purchase of Infinity, the Company entered into $6.0 million in convertible promissory notes, which bear interest at a rate of 3% per annum, mature on June 28, 2007, and are convertible at a price per share of $16.08 into an aggregate of 373,111 shares of the Company's common stock. Certain selling shareholders of Infinity exercised their rights under the convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company's common stock in 2004 and approximately $4.8 million of such notes into 300,389 shares in 2003.

      On October 23, 2002, in connection with the purchase of Home Care, the Company entered into a $3.0 million convertible note which bears interest at a rate of 3% per annum, matures on October 23, 2005 and is convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company's common stock.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE I - LONG-TERM LIABILITIES (CONTINUED)

      On June 9, 2003, the Company completed a new senior secured credit facility with GE Capital. Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15.0 million, of which it can utilize up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20.0 million secured term loan which was subsequently increased to $25.0 million, for a total facility of $40.0 million. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation and to finance its acquisition of certain assets of Prescription City. The Company paid off all balances under this facility on April 23, 2004 in connection with a restructure of the agreement (see below).

      The term loan was to mature on July 15, 2007. Interest accrued on the term loan at an annual rate equal to the applicable LIBOR rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 3.5% to 4.0%. All accrued interest outstanding on base rate term loans bore interest at an annual rate equal to the base rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 2.25% to 2.75% for the term base rate loan. At December 31, 2003, the interest rate was LIBOR plus 4%, or 5.12%. The Company paid off all balances under this facility on April 23, 2004 in connection with a restructure of the agreement (see below).

      On June 10, 2003, in connection with the purchase of certain assets of Prescription City, the Company entered into a $1.0 million one-year note which bears interest at a rate of 4% and matured on June 9, 2004. See Note T.

      On April 23, 2004 and in conjunction with the acquisition of CCS, the Company issued $185.0 million aggregate principal amount of 10.75% senior subordinated notes due May 1, 2011 (the "Notes") which bear interest at 10.75%, payable semi-annually. The Notes may not be redeemed prior to May 1, 2008, at which time the Company may redeem, at any time at various redemption prices, any amount of the Notes in whole or in part. The Company may also, at any time prior to May 1, 2007, redeem up to 35% of the Notes with cash proceeds from equity offerings at a redemption price equal to 110.75% of the principal amount of the Notes redeemed. The Notes also contain certain covenants limiting the Company from, among other restrictions, taking on additional indebtedness, paying dividends and selling assets.

      Also on April 23, 2004, the Company restructured its previous credit facility with GE Capital to provide for a secured revolving credit facility of up to $40.0 million, of which the Company can use up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

      The revolving credit facility matures on April 23, 2009. The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances which bears interest at an annual rate equal to the LIBOR rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 3% to 3.5%. At December 31, 2004, the applicable margin for revolving credit loan advances was LIBOR plus 3.5%, or approximately 5.34%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the borrower's senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE I - LONG-TERM LIABILITIES (CONTINUED)

      In the credit agreement, the Company has made certain representations and warranties to GE Capital and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company's ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company's ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company's ability to purchase assets and to make investments. The Company may purchase other businesses that are preferred health care provider organizations or are otherwise related to its line of business as long as the price for any particular such acquisition does not exceed $25.0 million and the aggregate purchase price for all such acquisitions during any fiscal year does not exceed $40.0 million. Acquisitions that do not comply with the covenant can be made only with the consent of GE Capital. The covenants also restrict transactions with the Company's affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. The Company sought and received from GE Capital an amendment to the covenants related to total leverage and fixed charges for the fourth quarter of 2004 and the full year of 2005. At December 31, 2004, the Company was in compliance with its amended debt covenants.

      Principal maturities of long-term liabilities are as follows at December 31 (in thousands):

                              2005         $   6,496
                              2006             1,245
                              2007               436
                              2008                --
                              2009            24,310
                              Thereafter     185,000
                                           ---------
                                 Total     $ 217,487
                                           =========

NOTE J - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements require that all derivative instruments be recorded on the consolidated balance sheets at their respective fair values as either assets or liabilities.

      In conjunction with the Company's issuance of $185.0 million senior subordinated Notes (see Note I), the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the six-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE J - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

      The swap is a cash flow hedge. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The fair value of the swap agreement as of December 31, 2004 was approximately $1.1 million and was recorded in other long-term liabilities on the balance sheet and in other expense on the statement of operations. The Company is exposed to the risk of interest rate changes and credit risk in the event of non-performance by the counterparties. However, the Company believes the risk of non-performance is low.

NOTE K - NOTE GUARANTEES

      On April 23, 2004, the Company issued its $185.0 million aggregate principal amount of 10.75% senior subordinated notes (see Note I) under an Indenture (the "Indenture"), dated April 23, 2004, among the Company, its subsidiaries and Wells Fargo Bank, National Association. The Notes are jointly and severally guaranteed by all of the Company's existing and future restricted subsidiaries ("Restricted Subsidiaries"), as defined in the Indenture, on a full and unconditional basis, and no separate consideration will be received for the issuance of these guarantees. However, under certain circumstances, the Company may be permitted to designate any of its Restricted Subsidiaries as Unrestricted Subsidiaries.

      The Company has no assets or operations independent of its Restricted Subsidiaries. Furthermore, as of April 23, 2004, there were no significant restrictions on the ability of any Restricted Subsidiary to transfer to the Company, without consent of a third party, any of such Restricted Subsidiary's assets, whether in the form of loans, advances or cash dividends.

NOTE L - STOCKHOLDERS' EQUITY

DIRECTOR SHARE PURCHASE PROGRAM

      The Company maintains a Director Share Purchase Program (the "Program") to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director's annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company's common stock at market value. At each year ended December 31, 2004, 2003 and 2002, 118,406 shares of common stock were reserved for future issuance under the Program.

REPURCHASE OF COMMON STOCK

      The Company did not repurchase any of its common stock during 2004. In January, 2003, the selling shareholder of Hemophilia Access, Inc. ("HAI") exercised a put option right under the Stock Purchase Agreement of HAI, requiring the Company to repurchase shares issued to acquire HAI.

NOTES CONVERTED INTO COMMON STOCK

      Certain selling shareholders of Infinity exercised their rights under convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company's common stock in January of 2004 and approximately $4.8 million, or 300,389 shares, in July of 2003.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE L - STOCKHOLDERS' EQUITY (CONTINUED)

RESTRICTED STOCK AWARDS PLANS

      During 1999, the Company implemented a Restricted Stock Award Plan ("the Plan") for certain key executives. The total shares to be granted under the Plan are 73,000 shares at a price of $5.41 per share. The shares vest over a three-year period.

RESTRICTED COMMON STOCK

      In 2004, a total of 317,604 restricted shares of the Company's common stock were granted by the Board of Directors to certain principal officers and/or directors of the Company at various costs per share. The awards relate to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions as provided in the agreements. These awards also automatically vest upon the respective officer and/or director's retirement or termination of employment by the Company without cause. The restricted stock had a weighted average price of $9.12 at December 31, 2004. The excess of market value over cost of the shares awarded of $2.9 million was recorded as deferred compensation and reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. As of December 31, 2004, related amortization amounted to approximately $0.5 million.

RIGHTS PLAN

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

NOTE M - STOCK BASED COMPENSATION PLANS

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

      Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 2004, 2003 and 2002, respectively: risk-free interest rate of 1.57%, 1.0% and 1.32%; no dividend yields; volatility factor of the expected market price of the Company's common stock of 69.2%, 70.0% and 71.8%; and a weighted-average expected life of the options of four years.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE M - STOCK BASED COMPENSATION PLANS (CONTINUED)

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

      A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                   2004                   2003                    2002
                             WEIGHTED AVERAGE       WEIGHTED AVERAGE       WEIGHTED AVERAGE
                           --------------------   --------------------   -----------------------
                                       EXERCISE               EXERCISE                EXERCISE
                            OPTIONS      PRICE     OPTIONS      PRICE      OPTIONS     PRICE
                           ---------   --------   ---------   --------   ----------   ----------
Outstanding at
   beginning of year       3,286,449    $ 13.89   3,454,963    $ 12.51    3,738,089    $ 11.13
      Granted              1,003,750      12.71     873,850      16.35    2,298,600      14.76
      Exercised              (30,791)      9.58    (457,863)      8.71   (1,139,348)      6.32
      Cancelled             (626,179)     15.81    (584,501)     13.47   (1,442,378)     17.40
                           ---------    -------   ---------              ----------
Outstanding at
   end of year             3,633,229      13.27   3,286,449      13.89    3,454,963      12.51
                           =========              =========              ==========
Exercisable at
   end of year             2,283,425      12.65   1,682,645      11.92       68,697      10.45
Weighted average
   fair value of options
   granted                              $  6.68                $  8.74                 $  7.98

     The following table summarizes information about stock options outstanding at December 31, 2004:

                               OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                       ----------------------------------   --------------------
                                     WEIGHTED
                                     AVERAGE     WEIGHTED               WEIGHTED
                                    REMAINING     AVERAGE                AVERAGE
                                   CONTRACTUAL   EXERCISE               EXERCISE
     EXERCISE PRICES     SHARES        LIFE        PRICE      SHARES      PRICE
     ---------------   ---------   -----------   --------   ---------   --------
      4.813 -  7.22      711,061       5.34         5.66      663,061      5.62
       7.22 - 10.83      233,500       6.21         9.28      189,496      9.30
      10.83 - 16.25    1,743,321       8.38        13.50      724,557     13.79
      16.25 - 24.38      785,268       8.47        17.35      606,232     17.47
      24.38 - 32.00      160,079       3.72        28.69      100,079     28.18
                       ---------                            ---------
                       3,633,229                            2,283,425
                       =========                            =========

      At December 31, 2004, 842,059 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE N - INCOME TAXES

      Significant components of the Company's deferred income tax assets and liabilities for the years ended December 31 were as follows (in thousands):

                                                         2004       2003
                                                       --------   --------
         Deferred income tax assets:
            Bad debt reserve                           $  3,120   $  2,808
            Intangible asset amortization                   727         --
            Accrued expenses                              1,039        286
                                                       --------   --------
               Total deferred income tax assets           4,886      3,094

         Deferred income tax liabilities:
            State tax                                        --       (463)
            Goodwill amortization                        (2,230)      (965)
            Tax over book depreciation                   (1,217)      (348)
            Installment sale                                (64)      (538)
                                                       --------   --------
               Total deferred income tax liabilities     (3,511)    (2,314)
                                                       --------   --------

         Net deferred income tax assets                $  1,375   $    780
                                                       ========   ========

      Total net long-term deferred income tax assets of $909,000 and $110,000 are included in other assets in the accompanying balance sheets for the years ended December 31, 2004 and 2003, respectively.

      Significant components of the (benefit) provision for income taxes for the years ended December 31 were as follows (in thousands):

                                                  2004       2003      2002
                                                --------   -------   -------
         Current:
            Federal                             $ (3,256)  $ 4,998   $ 4,801
            State                                     18     1,075     1,084

         Deferred:
            Federal                                 (582)    2,325     3,160
            State                                    (14)       98       637
                                                --------   -------   -------
         Total income tax (benefit) provision   $ (3,834)  $ 8,496   $ 9,682
                                                ========   =======   =======

      A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax (benefit) expense for the years ended December 31 is as follows:

                                                          2004    2003   2002
                                                         -----   -----   ----
         Federal statutory tax rate                       34.0%   35.0%  35.0%
         State income taxes net of Federal tax benefit      --     4.6%   4.6%
         Goodwill impairment                             (31.6)%    --     --
         Other                                             0.2%   (0.2)%  0.2%
                                                         -----    ----   ----
         Effective tax rate                                2.6%   39.4%  39.8%
                                                         =====    ====   ====

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE O - SEGMENT INFORMATION

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs. The Company evaluates segment performance based on
(loss) income from operations. The accounting policies of the reportable segments are the same as those described in Note A. Intercompany transactions are eliminated to arrive at consolidated totals.

      The following table presents the results of operations and total assets of the reportable segments of the Company at and for the years ended December 31 (in thousands):

                                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                         -------------------------------------------
                                           Specialty       Wound Care
                                           Infusion        Management       Total
                                         -------------   -------------   -----------
         Revenues                          $  255,443       $ 26,925      $  282,368
         (Loss) income from operations     $ (132,369)      $  3,937      $ (128,432)
         Total assets                      $  265,881       $ 17,903      $  283,784

                                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                         -------------------------------------------
                                           Specialty       Wound Care
                                           Infusion        Management       Total
                                         -------------   -------------   -----------
         Revenues                          $ 185,843       $ 28,898       $ 214,741
         Income from operations            $  18,946       $  2,578       $  21,524
         Total assets                      $ 216,088       $ 17,850       $ 233,938

                                         AT AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                         -------------------------------------------
                                           Specialty       Wound Care
                                           Infusion        Management       Total
                                         -------------   -------------   -----------
         Revenues                          $ 104,550       $ 34,679       $ 139,229
         Income from operations            $  15,450       $  8,081       $  23,531
         Total assets                      $ 174,413       $ 12,473       $ 186,886

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE P - NET (LOSS) INCOME PER SHARE

      Net (loss) income per common share, basic, is computed by dividing the net
(loss) income by the weighted average number of common shares outstanding. Net
(loss) income per common share, diluted, is computed by dividing adjusted net
(loss) income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted (loss) income per share for the years ended December 31 (in thousands):

                                                                               2004     2003     2002
                                                                              ------   ------   ------
      Denominator:
         Denominator for basic income per share, weighted                     12,949   12,546   11,280
         average shares

      Effect of dilutive employee stock options
         and convertible notes(1)                                                 --    1,280      927
                                                                              ------   ------   ------

      Denominator:
         Denominator for diluted (loss) income per share, adjusted weighted
         average shares assuming conversions                                  12,949   13,826   12,207
                                                                              ======   ======   ======

      (1) Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to approximately 3,633,000, 2,006,000 and 2,528,000 in 2004, 2003 and 2002, respectively.

      Adjusted net (loss) income and net (loss) income per common share, diluted, for the years ended December 31 were computed as follows (in thousands, except per share data):

                                                                      2004           2003         2002
                                                                   ----------      --------     --------
      Net (loss) income, as reported                               $ (141,405)     $ 13,075     $ 14,645
      Add back interest related to convertible notes, net of tax           --           212           --
                                                                   ----------      --------     --------
      Adjusted net (loss) income                                   $ (141,405)     $ 13,287     $ 14,645
                                                                   ==========      ========     ========

      Net (loss) income per common share, diluted                  $   (10.92)(2)  $    .96(3)  $   1.20
                                                                   ==========      ========     ========

      Weighted average shares, diluted                                 12,949        13,826       12,207
                                                                   ==========      ========     ========

      (2) Basic shares were used to calculate net loss per common share, diluted, for the year ended December 31, 2004 as using the effects of stock options and convertible notes would have an anti-dilutive effect on income per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,586 for the year ended December 31, 2004.

      (3) In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the year ended December 31, 2003 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted income per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE Q - EMPLOYEE BENEFITS

      The Company maintains a qualified Employee Savings Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company had previously authorized employer contributions of 25% of employees' contribution up to 1% of the employees' compensation. As of July 1, 2003, the Company amended the Plan to reflect employer contributions of 50% of employees' contribution up to 2% of the employees' compensation. The Company's contribution match was $0.6 million, $0.3 million and $0.1 million in 2004, 2003 and 2002, respectively.

NOTE R - RELATED PARTY TRANSACTIONS

      During 2002, the Company advanced approximately $1.9 million to certain officers and directors of the Company. The Company received promissory notes payable with maturity dates ranging from February 19, 2004 to March 1, 2005 for such advances, which bear interest at an annual rate of 2.46% payable on the maturity date. At December 31, 2004 and 2003, principal amounts outstanding under these promissory notes are included in notes receivable - stockholders in the accompanying consolidated balance sheets. As of March 1, 2005, all such loans were paid in full.

NOTE S - RECENT DEVELOPMENTS

CALIFORNIA MEDI-CAL REIMBURSEMENT REDUCTION

      Approximately 12% of the Company's total revenues for the year ended December 31, 2004 were derived from California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

      In addition, payments for Medi-Cal and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. A decision is expected in the next few months, but an exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE S - RECENT DEVELOPMENTS

      On May 27, 2004, a lawsuit was filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, alleging, among other things, that a severe reduction in reimbursement rates would threaten the ability of Medi-Cal recipients with hemophilia to have adequate access to blood-clotting factor. In addition, on June 10, 2004, the Company filed a lawsuit in the Superior Court for the County of Sacramento relating to the failure of DHS to disclose payment rates and the detailed methodology utilized to determine the rates, and its failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In December 2004, the Company and certain named individual plaintiffs entered into a Settlement Agreement which resolved both of these cases. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by the Company. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

      In addition, the Governor of California has recently proposed to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for aged, blind and disabled Medi-Cal beneficiaries. The Company understands there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

CHANGE IN MEDICARE REIMBURSEMENT METHODOLOGY

      In November 2004, CMS posted the Final Physician Payment Rule which contains the final rule for reimbursement for blood-clotting factor. The new Medicare reimbursement methodology, which became effective on January 1, 2005, is ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of AWP. The new methodology will result in reduced reimbursement of approximately 12%.

NOTE T - LEGAL PROCEEDINGS

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

      As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at the Company's Prescription City pharmacy, formerly located in Spring Valley, New York. The Government has informed the Company that it is not a target of the investigation. Apex, a wholly-owned subsidiary of the Company, was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. The Company has cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the employment of Paul Frank, the former principal shareholder of Prescription City, was terminated. Apex also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by Apex in June 2003. The purchase was structured as an asset purchase with Apex being provided indemnifications, representations and warranties by the sellers. Apex has filed a complaint in the United States District Court, Southern District of New York against Paul Frank and Prescription City, seeking

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE T - LEGAL PROCEEDINGS (CONTINUED)

rescission, compensatory and punitive damages and other relief. The defendants have filed a motion to join Curative as a plaintiff and to have the case dismissed for lack of diversity, and the Court denied such motion. The defendants have filed a motion to have such decision reconsidered. The defendants also filed a third-party complaint for declaratory relief and a breach of contract relating to a promissory note delivered by Apex (and issued by Curative) to the sellers as part of the obligations of Apex in connection with the acquisition. The Company has filed a motion to dismiss such third-party complaint. Apex intends to pursue its claims against Prescription City and Paul Frank aggressively, and the Company intends to defend vigorously any claims made in the third-party complaint if it is not dismissed. Such litigation is pending, and the outcome is uncertain at this time.

                                                                     SCHEDULE II

                 CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

COL. A                              COL. B               COL. C               COL. D         COL. E
-------------------------------   -----------   ------------------------   -----------     -----------
                                                       ADDITIONS
                                                ------------------------
                                   BALANCE AT    CHARGED TO   CHARGED TO                    BALANCE AT
                                   BEGINNING     COSTS AND      OTHER                          END
DESCRIPTION                         OF YEAR       EXPENSES     ACCOUNTS     DEDUCTIONS       OF YEAR
-------------------------------   -----------   -----------   ----------   -----------     -----------
Year ended December 31, 2004
Allowance for doubtful accounts   $ 4,022,000   $ 3,411,000      $ --      $ 2,787,000(1)  $ 4,646,000

Year ended December 31, 2003:
Allowance for doubtful accounts   $ 2,954,000   $ 3,291,000      $ --      $ 2,223,000(1)  $ 4,022,000

Year ended December 31, 2002:
Allowance for doubtful accounts   $ 3,504,000   $ 1,044,000      $ --      $ 1,594,000(1)  $ 2,954,000

(1)   Accounts written off.

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
    2.1     Plan of Merger, dated as of August 15, 2003, by and among Curative
            Health Services, Inc., Curative Holding Co., and Curative Health
            Services Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed August 19, 2003, of
            Curative Health Services, Inc., the predecessor company)

    2.2 Stock Purchase Agreement relating to Critical Care Systems, Inc., by and among Curative Health Services, Inc., Critical Care Systems, Inc. and each of the persons listed therein, dated February 24, 2004 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 30, 2004)

    2.3 Letter Agreement supplementing the Stock Purchase Agreement, dated April 23, 2004, by and between Curative Health Services, Inc. and Christopher J. York, as Seller's Representative (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed April 30, 2004)

    3.1 Amended and Restated Articles of Incorporation of Curative Health Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 19, 2003)

    3.2 By-Laws of Curative Health Services, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August 19, 2003)

    4.1 Rights Agreement, dated as of October 25, 1995, between Curative Technologies, Inc. and Wells Fargo Bank Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K, dated November 6, 1995)

    4.2 Indenture, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit
            4.1 to the Company's Current Report on Form 8-K, filed April 30,
            2004)

    4.3 Registration Rights Agreement, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantors and UBS Securities LLC (incorporated by reference to
            Exhibit 4.2 to the Company's Current Report on Form 8-K, filed April 30, 2004)

    4.4 Specimen of 144A Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed April 30, 2004)

    4.5     Specimen of Regulation S Notes (incorporated by reference to Exhibit
            4.4 to the Company's Current Report on Form 8-K, filed April 30,
            2004)

    4.6 Specimen of Guarantees (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed April 30, 2004)

   10.1 Curative Health Services, Inc., Director Share Purchase Program (incorporated by reference to Exhibit 10.28.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996**

   10.2 1991 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1 No. 33-39879)**

   10.3 Curative Technologies, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.25.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)**

   10.4 Employment Agreement, dated as of September 1, 1997 between John C. Prior and the Company (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)**

   10.5 Amended Employment Agreement dated December 17, 1997 between William Tella and the Company (incorporated by reference to Exhibit 10.45.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)**

   10.6 Amendment No. 4 to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)**

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
   10.7     Amendment No. 1 to Curative Technologies, Inc. Non-Employee Director
            Stock Option Plan (incorporated by reference to Exhibit 10.19 to the
            Company's Quarterly Report on Form 10-Q for the quarter ended June
            30, 1998)**

   10.8 Lease Agreement dated June 30, 1997, and amended Lease Agreement dated November 13, 1997, between New York Life Insurance Company and the Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1998)

   10.9 Amendment to the Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

  10.10 Form of Restricted Stock Award Agreement dated August 11, 1999 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

  10.11     Non-Employee Director Severance Plan (incorporated by reference to
            Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

  10.12 Asset Purchase Agreement among Cytomedix, Inc., Cytomedix, N.V., CHS Services, Inc. and Curative Health Services, Inc. dated as of October 12, 2000 (incorporated by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

  10.13 Employment Agreement, dated as of September 18, 2000, between Roy McKinley and the Company (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)**

  10.14 Curative Health Services, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
            2001)**

  10.15 Stock Purchase Agreement dated as of March 19, 2001, by and among Curative Health Services, Inc. and certain stockholders of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed April 13, 2001)

  10.16 Form of Stockholder Purchase Agreement, between Curative Health Services, Inc. and all other stockholders of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed April 13, 2001)

  10.17 Form of Option/Warrant Repurchase and Surrender Agreement between eBioCare.com, Inc. and the holders of options and warrants to purchase common stock of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, filed April 13, 2001)

  10.18 Employment Agreement, dated as of June 25, 2001, between Nancy Lanis and the Company (incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)**

  10.19 Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)**

  10.20 Curative Health Services, Inc. form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2001)**

  10.21 Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed March 11, 2002)

  10.22 Purchase Agreement, dated as of June 10, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC, and IIC GP, LLC, Azar I. Delpassand, Dr. Ebrahim Delpassand, Tara Imani, Maryam Panahi and Yassamin Norouzian (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed June 11, 2002)

  10.23 Amended and Restated Loan and Security Agreement, dated as of May 17, 2002, by and among Curative Health Services, Inc., eBioCare.com, Inc., Hemophilia Access, Inc., Apex Therapeutic Care, Inc. and Healthcare Business Credit Corporation (incorporated by reference to
            Exhibit 99.3 to the Company's Current Report on Form 8-K, filed June 11, 2002)

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
  10.24     Amendment No. 1 to Purchase Agreement dated as of June 28, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and
            Infinity Infusion II, LLC and Bijan Imani, as Sellers'
            Representative on behalf of the Sellers (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed
            July 2, 2002)

  10.25 Employment agreement, dated as of July 24, 2002, between Joseph Feshbach and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**

  10.26 Employment agreement, dated as of March 13, 2002, between Thomas Axmacher and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**

  10.27 Registration Rights and Lock-Up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

  10.28 Amendment No. 1 to the Registration Rights and Lock-Up Agreement, dated as of February 27, 2003, by and between Curative Health Services, Inc. and Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Registration Rights and Lock-Up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the shareholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

  10.29 Kerlin Agreement, dated February 28, 2002, by and among Curative Health Services, Inc., Kerlin Capital Group, LLC, William K. Doyle and Cheryl S. Doyle as Trustees of the William K. Doyle and Cheryl
            S. Doyle Family Trust dated July 15, 1991, and Timothy J. Fahringer (the Kerlin Parties) and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

  10.30 Amendment No. 1 to the Kerlin Agreement, dated as of February 27, 2003, by and among Curative Health Services, Inc., Jon M. Tamiyasu, in his capacity as the Stockholders' Representative under the Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative and the shareholders of Apex Therapeutic Care, Inc. and the Kerlin Parties (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2002)

  10.31 Form of Amendment to Executive Employment Agreements with John C. Prior, William C. Tella, Nancy F. Lanis and Roy McKinley (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)**

  10.32 Employment agreement, dated as of March 5, 2003, between Michelle LeDell and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

  10.33 Employment agreement, dated as of March 5, 2003, between Alan Jackson and the Company (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

  10.34 Amendment No. 1 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

  10.35 Amendment No. 2 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

  10.36 Credit Agreement, dated as of June 9, 2003, between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
  10.37     Consent and First Amendment to Credit Agreement, dated as of July
            11, 2003, among General Electric Capital Corporation and the Company
            (incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

  10.38 Employment agreement, dated as of September 2, 2003, between Anne Bruce and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

  10.39 Second Amendment to Credit Agreement, dated as of October 10, 2003, among General Electric Capital Corporation and the Company and the related Term Note (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

  10.40 Form of Acknowledgment Relating to Employment Agreement, dated as of June 3, 2003, executed by John C. Prior and Roy McKinley (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2003)**

  10.41 Form of Acknowledgment of Assignment of Employment Agreement, dated as of June 3, 2003, executed by Joseph L. Feshbach, William C. Tella, Thomas Axmacher and Nancy F. Lanis (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

  10.42 Form of Amendment to and Second Acknowledgment Relating to Employment Agreement, dated as of August 19, 2003, executed by John
            C. Prior and Roy McKinley (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

  10.43 Form of Amendment to and Second Acknowledgment of Assignment of Employment Agreement, dated as of August 19, 2003, executed by Joseph L. Feshbach, William C. Tella, Thomas Axmacher and Nancy F. Lanis (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2003)**

  10.44 Form of Acknowledgment of Limitations on Exercise of Stock Options, dated as of June 3, 2003, executed by Timothy I. Maudlin, Gerard Moufflet, Lawrence P. English, Paul S. Auerbach and Daniel E. Berce (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
            2003)**

  10.45 Third Amendment to Credit Agreement, dated as of December 31, 2003, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

  10.46 Escrow Agreement, dated April 23, 2004, by and among Curative Health Services, Inc., Christopher J. York in his capacity as representative of the Sellers, and The Bank of New York, as escrow agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 30, 2004)

  10.47 Amended and Restated Credit Agreement, dated as of April 23, 2004, by and among Curative Health Services, Inc., certain other borrowers signatory thereto, certain lenders referred to therein, GECC Capital Markets Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed April 30, 2004)

  10.48 Employment Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 4, 2004)**

  10.49 Noncompetition Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 4, 2004)**

  10.50 Restricted Stock Unit Award Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed May 4, 2004)**

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
  10.51     Separation from Employment Agreement, dated April 27, 2004, between
            William C. Tella and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**

  10.52 Amendment No. 1 to Curative Health Services, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**

  10.53 Amendment No. 3 to Curative Health Services, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit
            10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**

  10.54 Swap Transaction Agreement, dated May 3, 2004, between National City Bank and the Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

  10.55 First Amendment to Amended and Restated Credit Agreement and Collateral Documents, made and entered into as of May 3, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

  10.56 Second Amendment to Amended and Restated Credit Agreement, made and entered into as of June 30, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit
            10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

  10.57 Third Amendment to Amended and Restated Credit Agreement, made and entered into as of October 20, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

  10.58 Transition Agreement, dated as of October 2, 2004, by and between the Company and Joseph L. Feshbach (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 16, 2004)**

  10.59 Restricted Stock Award Agreement, dated as of November 10, 2004, by and between the Company and Joseph L. Feshbach (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 16, 2004)**

  10.60 Amendment to Employment Agreement, dated as of November 15, 2004, by and between the Company and Paul F. McConnell (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 16, 2004)**

  10.61 Amended and Restated Employment Agreement, effective as of December 31, 2004, by and between the Company and John C. Prior (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 20, 2004)**

  10.62 Fourth Amendment to Amended and Restated Credit Agreement, by and between the Company, its subsidiaries and General Electric Capital Corporation, a Delaware corporation, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed March 1, 2005)

  10.63 Employment agreement, dated as of April 23, 2004, between Andrew C. Walk and the Company*

  10.64 Employment agreement, dated as of April 23, 2004, between Craig Vollmer and the Company*

  10.65 Restricted Stock Unit Award Agreement, dated as of December 14, 2004, by and between Curative Health Services, Inc. and Thomas Axmacher*

  10.66     Form of Restricted Stock Award Agreement*

  10.67     Form of Incentive Stock Option Agreement - 2000 Stock Incentive
            Plan*

EXHIBIT
   NO.                                 DESCRIPTION
---------   --------------------------------------------------------------------
  10.68     Form of Non-Qualified Stock Option Agreement*

  10.69     Form on Director Non-Qualified Stock Option Agreement*

   21       List of Subsidiaries*

   23       Consent of Ernst & Young LLP*

   24       Power of Attorney (included on signature page)*

   31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification of the Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2     Certification of the Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Filed herewith

** Required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K

The Company has excluded from the exhibits filed with this report instruments defining the rights of holders of long-term convertible debt of the Company where the total amount of the securities authorized under such instruments does not exceed 10% of its total assets. The Company hereby agrees to furnish a copy of any of these instruments to the SEC upon request.