Form 10-Q
period 2005-03-31
CURATIVE HEALTH SERVICES INC
filed 2005-05-10
CIK 1238631

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

      As of May 3, 2005, there were 12,993,132 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I    Financial Information                                             Page
--------------------------------------------------------------------------------

Item 1    Financial Statements:

          Condensed Consolidated Statements of Operations
              Three months ended March 31, 2005 and 2004                      3

          Condensed Consolidated Balance Sheets
              March 31, 2005 and December 31, 2004                            4

          Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2005 and 2004                      5

          Notes to Condensed Consolidated Financial Statements                6

Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      15

          Cautionary Statement and Risk Factors                              23

Item 3    Quantitative and Qualitative Disclosures About Market Risk         41

Item 4    Controls and Procedures                                            43

Part II   Other Information                                                 Page
--------------------------------------------------------------------------------

Item 1    Legal Proceedings                                                  44

Item 6    Exhibits                                                           45

          Signatures                                                         46

Part I Financial Information

Item 1. Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31
                                                        2005            2004
                                                    -----------     -----------
Revenues:
   Products                                         $    79,975     $    59,085
   Services                                               6,768           6,473
                                                    -----------     -----------
     Total revenues                                      86,743          65,558

Costs and operating expenses:
   Cost of product sales                                 69,468          46,824
   Cost of services                                       3,048           2,927
   Selling, general and administrative                   11,451          10,018
                                                    -----------     -----------
     Total costs and operating expenses                  83,967          59,769
                                                    -----------     -----------

Income from operations                                    2,776           5,789

Interest income                                              32               6
Interest expense                                         (5,826)           (616)
Other expense                                            (2,006)             --
                                                    -----------     -----------

(Loss) income before income taxes                        (5,024)          5,179

Income tax (benefit) provision                           (1,660)          2,046
                                                    -----------     -----------

Net (loss) income                                   $    (3,364)    $     3,133
                                                    ===========     ===========

Net (loss) income per common share, basic           $     (0.26)    $      0.24
                                                    ===========     ===========

Net (loss) income per common share, diluted(1)      $     (0.26)    $      0.23
                                                    ===========     ===========

Weighted average common shares, basic                    12,976          12,925
                                                    ===========     ===========

Weighted average common shares, diluted                  12,976          13,717
                                                    ===========     ===========

----------

(1)   See Note 2 for net (loss) income per share calculation.

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            March 31,        December 31,
                                                              2005               2004
                                                           -----------       -----------
ASSETS
Current assets:
Cash and cash equivalents                                  $     1,081       $     1,176
Accounts receivable, net                                        82,873            81,766
Inventories                                                     16,020            18,398
Prepaids and other current assets                                2,599             5,660
Federal income tax refund receivable                             3,431             3,431
Deferred income tax assets                                       4,951             3,977
                                                           -----------       -----------
    Total current assets                                       110,955           114,408

Property and equipment, net                                     12,237            11,104
Intangibles subject to amortization, net                        20,085            20,540
Intangibles not subject to amortization (trade names)            1,615             1,615
Goodwill                                                       123,025           123,138
Other assets                                                    12,898            12,979
                                                           -----------       -----------
    Total assets                                           $   280,815       $   283,784
                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                           $    29,131       $    35,740
Accrued expenses and other current liabilities                  27,672            21,384
Current portion of long-term liabilities                         6,371             6,496
                                                           -----------       -----------
    Total current liabilities                                   63,174            63,620

Long-term liabilities                                          207,624           210,991
Deferred income taxes                                            3,929             3,511
Other long-term liabilities                                      3,194             1,209
                                                           -----------       -----------
    Total long-term liabilities                                214,747           215,711

Stockholders' equity:
Common stock                                                       129               128
Additional paid in capital                                     120,199           119,449
Accumulated deficit                                           (114,651)         (111,287)
Deferred compensation                                           (2,783)           (2,364)
Notes receivable - stockholders                                     --            (1,473)
                                                           -----------       -----------
    Total stockholders' equity                                   2,894             4,453
                                                           -----------       -----------

    Total liabilities and stockholders' equity             $   280,815       $   283,784
                                                           ===========       ===========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                   2005               2004
                                                                                -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income                                                               $    (3,364)      $     3,133
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
   Depreciation and amortization                                                      1,528               888
   Provision for doubtful accounts                                                      921               602
   Amortization of deferred financing fees                                              486                60
   Stock based compensation                                                             331                --
   Change in fair value of interest rate swap                                         2,006                --
   Deferred income taxes                                                               (665)               --
Changes in operating assets and liabilities, net of effects from
Specialty Infusion acquisitions:
   Accounts receivable                                                               (2,028)           (3,548)
   Inventories                                                                        2,377             1,553
   Swap interest receivable                                                            (158)               --
   Prepaids and other                                                                 2,690               392
   Accounts payable and accrued expenses                                             (1,308)             (855)
                                                                                -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             2,816             2,225

INVESTING ACTIVITIES:
Specialty Infusion acquisitions, net of cash acquired                                    11              (547)
Sale of Accordant Health Services, Inc.                                                  --             2,327
Purchases of property and equipment, net of disposals                                (1,175)             (470)
                                                                                -----------       -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                  (1,164)            1,310

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                                                  --               162
Proceeds from repayment of notes receivable - stockholders                            1,473                --
Repayments of borrowing on credit facilities and long-term liabilities, net,
   and payment of deferred financing costs                                           (3,220)           (3,263)
                                                                                -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                                                (1,747)           (3,101)
                                                                                -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (95)              434
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,176             1,072
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     1,081       $     1,506
                                                                                ===========       ===========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

      In this quarterly report on Form 10-Q, "Curative," the "Company" or "we" refers collectively to Curative Health Services, Inc. and its consolidated subsidiaries, including Critical Care Systems, Inc. ("CCS"). With the acquisition of CCS in April of 2004 (see Note 3), the Company repositioned its Specialty Pharmacy Services business unit to focus on the specialty infusion market which is a hybrid of the specialty pharmacy and traditional home infusion industries. In connection with this repositioning, the Company changed the name of its Specialty Pharmacy Services business unit to Specialty Infusion business unit and the name of its Specialty Healthcare Services business unit to Wound Care Management business unit. For ease of reference, the names of these business units have been standardized throughout this quarterly report on Form 10-Q regardless of whether the discussion pertains to periods prior to or after the name changes.

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

      The following table illustrates the effect on net (loss) income and net
(loss) income per share for the three months ended March 31 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

                                                                              Three Months Ended
                                                                                   March 31
                                                                              2005            2004
                                                                           ---------       ---------
      Net (loss) income, as reported                                       $  (3,364)      $   3,133
      Add: Stock based employee compensation expense included in
         reported net (loss) income, net of related tax effects                  288              --
      Deduct: Total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects                                               (1,186)         (1,175)
                                                                           ---------       ---------
      Pro forma net (loss) income                                          $  (4,262)       $  1,958
                                                                           =========       =========

      (Loss) income per share:
      Basic - as reported                                                  $   (0.26)      $    0.24
      Basic - pro forma                                                        (0.33)           0.15

      Diluted - as reported(1)                                             $   (0.26)      $    0.23
      Diluted - pro forma                                                      (0.33)           0.15

      ----------
      (1)   See Note 2 for net (loss) income per share calculation.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Note 2. Net (Loss) Income per Common Share

      Net (loss) income per common share, basic, is computed by dividing the net
(loss) income by the weighted average number of common shares outstanding. Net
(loss) income per common share, diluted, is computed by dividing adjusted net
(loss) income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted (loss) income per share for the three months ended March 31 (in thousands):

                                                                  Three Months Ended
                                                                       March 31
                                                                   2005        2004
                                                                  ------      ------
      Weighted average shares, basic                              12,976      12,925
      Effect of dilutive stock options and convertible notes          --         792
                                                                  ------      ------
      Weighted average shares, diluted                            12,976      13,717
                                                                  ======      ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Net (Loss) Income per Common Share (continued)

      Adjusted net (loss) income and net (loss) income per common share, diluted, for the three months ended March 31 were computed as follows (in thousands, except per share data):

                                                                          Three Months Ended
                                                                                March 31
                                                                          2005             2004
                                                                      -----------      -----------
      Net (loss) income, as reported                                  $    (3,364)     $     3,133
      Add back interest related to convertible notes, net of tax               --               32
                                                                      -----------      -----------
      Adjusted net (loss) income                                      $    (3,364)     $     3,165
                                                                      ===========      ===========

      Net (loss) income per common share, diluted                     $     (0.26)(1)  $      0.23(2)
                                                                      ===========      ===========

      Weighted average shares, diluted                                     12,976           13,717
                                                                      ===========      ===========

      ----------
      (1) Basic shares were used to calculate net loss per common share, diluted, for the three months ended March 31, 2005 as using the effects of stock options and convertible notes would have an anti-dilutive effect on net loss per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,455 for the three months ended March 31, 2005.

      (2) In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three months ended March 31, 2004 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted net income per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

Note 3. Specialty Infusion Acquisition

      On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.2 million, including working capital adjustments of approximately $4.1 million. The Company financed the acquisition of CCS with a portion of its $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the "Notes") and additional borrowings under the Company's refinanced credit facility with General Electric Capital Corporation ("GE Capital"), as agent and lender. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a final valuation and the resolution of certain pre-acquisition account balance contingencies.

      The CCS acquisition was consummated for purposes of expanding the Company's Specialty Infusion business and was accounted for using the purchase method of accounting. The accounts of CCS and related goodwill and intangibles are included in the accompanying consolidated balance sheets. The operating results of CCS are included in the accompanying consolidated statements of operations from the date of acquisition.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Specialty Infusion Acquisition (continued)

      Unaudited pro forma amounts for the three months ended March 31, assuming the CCS acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share data):

                                                      Three Months Ended
                                                            March 31
                                                      2005           2004
                                                    --------       --------
      Revenues                                      $ 86,743       $ 91,718
      Net (loss) income                             $ (3,364)      $  1,364
      Net (loss) income per common share, diluted   $  (0.26)(1)   $   0.10(2)

      ----------
      (1) Basic shares were used as using the effects of stock options and convertible notes would have an anti-dilutive effect on net income per share.

      (2)   Calculated under the "as if converted" method. See Note 2.

      The pro forma amounts shown above for the three months ended March 31, 2004 give effect to: (i) the Company's issuance of the Notes; (ii) the refinancing of the Company's revolving credit facility and (iii) adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments as if the acquisition and related transactions occurred on January 1, 2004.

      The pro forma operating results shown above are not necessarily indicative of operations in the periods following the CCS acquisition.

Note 4. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases biopharmaceutical products (including Synagis(R) for the prevention of respiratory syncytial virus) and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. Revenues from Synagis(R) sales for the three months ended March 31, 2005 were approximately $24.6 million. As respiratory syncytial virus ("RSV") occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs.

      The Company evaluates segment performance based on (loss) income from operations. For the three months ended March 31, 2005, management estimated that corporate general and administrative expenses allocated to the reportable segments were 61% for Specialty Infusion and 39% for Wound Care Management. For the three months ended March 31, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 59% for Specialty Infusion and 41% for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Segment Information (continued)

      The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three months ended March 31 (in thousands):

                                                        At and for the three months ended March 31, 2005
                                                       --------------------------------------------------
                                                        Specialty           Wound Care
                                                         Infusion           Management           Total
                                                       -----------          ----------        -----------
       Revenues                                        $    79,975          $    6,768        $    86,743
       Income from operations                          $     1,677          $    1,099        $     2,776
       Total assets                                    $   264,255          $   16,560        $   280,815

                                                        At and for the three months ended March 31, 2004
                                                       --------------------------------------------------
                                                       Specialty            Wound Care
                                                        Infusion            Management           Total
                                                       -----------          ----------        -----------
       Revenues                                        $    59,085          $    6,473        $    65,558
       Income from operations                          $     5,440          $      349        $     5,789
       Total assets                                    $   218,842          $   14,055        $   232,897

Note 5. Employee and Facility Termination Costs

      The Company adheres to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

      In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded charges related to this activity of $1.6 million in the first quarter of 2003 and $0.4 million in the fourth quarter of 2004. Additionally, as previously disclosed, Curative's corporate headquarters and corporate functions are being consolidated into the Company's office located in Nashua, New Hampshire. The Company expects the consolidation to be completed by the end of the second quarter of 2005. As a result, in the fourth quarter of 2004, the Company recorded severance charges for the consolidation of approximately $0.7 million related to the termination of 19 employees and facility termination costs of $0.1 million. In the first quarter of 2005, the Company recorded costs of approximately $0.3 million related to its headquarters consolidation.

      The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation and headquarters consolidation, which are included in Selling, General and Administrative expenses in the accompanying condensed consolidated financial statements, at and for the three months ended March 31 (in thousands):

                                              At and for the three months ended March 31, 2005
                                        ----------------------------------------------------------
                                        Beginning    Costs Charged        Costs Paid or    Ending
                                         Balance      To Expense       Otherwise Settled   Balance
                                         -------      ----------       -----------------   -------
      Employee termination costs         $  666         $    3               $  412         $  257
      Facility termination costs            660             --                   88            572
                                         ------         ------               ------         ------
                                         $1,326         $    3               $  500         $  829
                                         ======         ======               ======         ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Employee and Facility Termination Costs (continued)

                                                          At and for the three months ended March 31, 2004
                                                -------------------------------------------------------------------
                                                Beginning       Costs Charged         Costs Paid or         Ending
                                                 Balance          To Expense        Otherwise Settled       Balance
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
                                                  ======            ======                ======            ======

      In 2005 the Company expects to pay approximately $0.6 million of these accrued costs and the remainder through 2007.

Note 6. Derivative Instruments, Hedging Activities and Debt

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

      In April 2004 and in conjunction with the Company's issuance of the Notes, which bear interest at 10.75%, payable semi-annually, the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month London Interbank Offered Rate ("LIBOR") rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011.

      The swap is a cash flow hedge. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The fair value of the swap agreement as of March 31, 2005 was approximately $3.1 million and was recorded in other long-term liabilities on the balance sheet. The change in fair value for the three months ended March 31, 2005 of $2.0 million was recorded in other expense on the statement of operations. The Company is exposed to the risk of interest rate changes and credit risk in the event of non-performance by the counterparties. However, the Company believes the risk of non-performance is low.

      Also in April 2004, the Company restructured its previous credit facility with GE Capital, as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs. The amended and restated revolving credit facility is an asset backed facility, with availability based upon the Company's balance of eligible accounts receivable and inventory, offset by approximately $7.5 million held against that availability as a reserve for the Company's swap agreement. As of March 31, 2005, the Company had approximately $18.5 million of availability under its revolving credit facility. The facility also contains certain financial covenants which are measured quarterly during the term of the facility which expires on April 23, 2009. Effective December 31, 2004, the Company and GE Capital executed an amendment to the revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges. These covenants were amended through December 31, 2005. As of March 31, 2005, the Company was in compliance with all covenants.

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

Note 8. Recent Developments

California Medi-Cal Reimbursement Reduction

      Approximately 12% and 5% of the Company's total revenues for the year ended December 31, 2004 and for three months ended March 31, 2005, respectively, were derived from the California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon Average Selling Price ("ASP"), as provided by the manufacturers, plus 20%.

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

      Effective June 1, 2004, Medi-Cal implemented the ASP reimbursement methodology for blood-clotting factor products. The change amounted to an approximate 30-40% cut from rates previously in effect. The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted the Company's revenues and profitability from the sale of products by the Company or by retail pharmacies to which it provides products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Recent Developments (continued)

      In December 2004, the Company and certain named individual plaintiffs entered into a Settlement Agreement which resolved both a lawsuit previously filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, and a lawsuit previously filed by the Company in the Superior Court for the County of Sacramento relating to, among other things, the State of California's failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by the Company. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

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

Change in Medicare Reimbursement Methodology

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed to ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of average wholesale price ("AWP"). The Company anticipates that the new methodology will result in reduced reimbursement of approximately 12%.

Note 9. Legal Proceeding

      In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Prescription City Litigation

      As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at our Prescription City pharmacy, formerly located in Spring Valley, New York. The Government has informed us that we are not a target of the investigation. Apex Therapeutic Care, Inc. ("Apex"), a wholly-owned subsidiary of the Company, was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. We have cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the employment of Paul Frank, the former principal shareholder of Prescription City, was terminated. Apex also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by Apex in June 2003. The purchase was structured as an asset purchase with Apex being provided indemnifications, representations and warranties by the sellers. Apex has filed a complaint in the United States District Court, Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. The defendants filed a motion to join Curative as a plaintiff and to have the case dismissed for lack of diversity, and the Court denied such motion. The defendants filed a motion to have such decision reconsidered, and the Court also denied that motion. The

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Legal Proceeding (continued)

defendants had also filed a third-party complaint for declaratory relief and a breach of contract relating to a promissory note delivered by Apex (and issued by Curative) to the sellers as part of the obligations of Apex in connection with the acquisition, and such complaint has been dismissed by the Court. In addition, Paul Frank has recently pled guilty in Manhattan Federal District Court to a felony health care fraud charge. Apex intends to pursue its claims against Prescription City and Paul Frank vigorously. Such litigation is pending, and the outcome is uncertain at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Curative Health Services, Inc., through its Specialty Infusion and Wound Care Management business units, seeks to deliver high-quality care and positive clinical outcomes that result in high patient satisfaction for patients experiencing serious acute or chronic medical conditions.

      Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company's Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative's patients include hemophilia clotting factor, intravenous immune globulins ("IVIG"), Synagis(R) and Remicade(R). Examples of pharmaceutical products used by Curative's patients include compounded pharmaceuticals, such as total parenteral nutrition ("TPN") products, anti-infectives, chemotherapy agents and pain management products. As of March 31, 2005, the Company had approximately 400 payor contracts and provided products or services in approximately 45 states.

      The following provides approximate percentages of the Specialty Infusion business unit's patient revenues for the three months ended March 31, 2005 and the year ended December 31:

                                         March 31,           December 31,
                                           2005                  2004
                                         ---------           ------------
                   Private Payors           56.1%               53.4%
                   Medicaid                 37.9%               39.5%
                   Medicare                  6.0%                7.1%

      Curative's Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. The Company's Wound Management ProgramSM consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 499,000 patient cases as of March 31, 2005. The treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 89% for patients completing therapy. As of March 31, 2005, the Wound Care Center(R) network consisted of 101 outpatient clinics (96 operating and 5 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

      The Wound Care Management business unit currently operates two types of Wound Care Center(R) programs with hospitals: a management model and an "under arrangement" model, with a primary focus on developing management models. In the management model, Wound Care Management provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the "under arrangement" model, Wound Care Management provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient.

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

Trade receivables

      Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. Although the Company believes its reserve for accounts receivable at March 31, 2005 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Inventories

      Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at March 31, 2005 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred income taxes

      The Company had approximately $6.0 million in deferred income tax assets at March 31, 2005 ($5.0 million represented a current asset and $1.0 million was recorded in other long-term assets on the accompanying balance sheet) and approximately $3.9 million in deferred income tax liabilities. The Company does not have a valuation allowance against its assets as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred income tax assets would be charged against income in the period of determination.

Goodwill and intangibles

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives to not be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed. For example, due primarily to changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004, the Company recorded a non-cash impairment charge of $134.7 million in goodwill and $0.1 million in other intangible assets, respectively, in the fourth quarter of 2004. The Company will continue to monitor its goodwill and intangibles for impairment indicators.

Derivative instruments and hedging activities

      The Company has an interest rate swap covering a portion of its fixed rate senior notes. The Company does not use derivatives other than for cash flow hedging purposes. The Company accounts for the swap instrument under the provisions of SFAS No. 133, as amended by SFAS Nos. 138 and 149, which require that all derivative financial instruments be recorded on the consolidated balance sheet at fair value as either assets or liabilities. Adjustments in fair value are recognized in the period of the change. Due to hedge ineffectiveness, changes in fair value of the Company's swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. Curative is exposed to the risk of interest rate changes and credit risk in the event of non-performance by the counterparties. However, the Company believes the risk of non-performance is low.

Key Performance Indicators

      The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                                        For the three months ended March 31
                                             ------------------------------------------------------
                                                                                  $            %
                                                2005            2004           Change       Change
                                             ---------       ---------       ---------    ---------
Specialty Infusion revenues                  $  79,975       $  59,085       $  20,890         35%
                                             ---------       ---------       ---------
Wound Care Management revenues                   6,768           6,473             295          5%
                                             ---------       ---------       ---------
Total revenues                               $  86,743       $  65,558       $  21,185         32%

Specialty Infusion revenues to total                92%             90%
Wound Care Management revenues to total              8%             10%
                                             ---------       ---------
Total                                              100%            100%

Specialty Infusion gross margin              $  10,507       $  12,261       $  (1,754)       (14%)
Wound Care Management gross margin               3,720           3,546             174          5%
                                             ---------       ---------       ---------
Total gross margin                           $  14,227       $  15,807       $  (1,580)       (10%)

Specialty Infusion gross margin %                   13%             21%
Wound Care Management gross margin %                55%             55%
Total gross margin %                                16%             24%

Specialty Infusion SG&A                      $   5,591       $   3,712       $   1,879         51%
Wound Care Management SG&A                         775           1,036            (261)       (25%)
Corporate SG&A                                   4,734           5,101            (367)        (7%)
Charges(1)                                         351             169             182        108%
                                             ---------       ---------       ---------
Total SG&A                                   $  11,451       $  10,018       $   1,433         14%

Operating margin                             $   2,776       $   5,789       $  (3,013)       (52%)
Operating margin %                                   3%              9%

----------
(1) The Company's charges are discussed under Results of Operations - Selling, General and Administrative.

Recent Developments

California Medi-Cal Reimbursement Reduction

      Approximately 12% and 5% of the Company's total revenues for the year ended December 31, 2004 and for three months ended March 31, 2005, respectively, were derived from the California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

      In addition, payments for Medi-Cal and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. The DHS appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. A decision is expected in the next few months, but an exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

      Effective June 1, 2004, Medi-Cal implemented the ASP reimbursement methodology for blood-clotting factor products. The change amounted to an approximate 30-40% cut from rates previously in effect. The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted the Company's revenues and profitability from the sale of products by the Company or by retail pharmacies to which it provides products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

      In December 2004, the Company and certain named individual plaintiffs entered into a Settlement Agreement which resolved both a lawsuit previously filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, and a lawsuit previously filed by the Company in the Superior Court for the County of Sacramento relating to, among other things, the State of California's failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by the Company. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

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

Change in Medicare Reimbursement Methodology

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed to ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of AWP. The Company anticipates that the new methodology will result in reduced reimbursement of approximately 12%.

Results of Operations

Revenues

      The Company's revenues for the first quarter of 2005 increased $21.2 million, or 32%, to $86.7 million compared to $65.6 million for the first quarter of 2004. The increase in revenues was the result of the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

      Product revenues, attributed entirely to the Specialty Infusion business unit, increased $20.9 million, or 35%, to $80.0 million in the first quarter of 2005 from $59.1 million in the first quarter of 2004. The increase in product revenues was primarily attributable to the 2004 acquisition of CCS, including organic growth in revenues from CCS branches of 13.8%, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs. As a percentage of Specialty Infusion's revenues, hemophilia revenues and Synagis(R) sales for the prevention of RSV accounted for 27% and 31%, respectively, for the first quarter of 2005. As RSV occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      Service revenues, attributed entirely to the Wound Care Management business unit, increased $0.3 million, or 5%, to $6.8 million in the first quarter of 2005 from $6.5 million in the first quarter of 2004. For the first quarter of 2005, the Company signed four new Wound Care Management contracts and one contract was terminated. The termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a decline in the Company's Wound Care Management business unit's revenue. The Wound Care Management business unit has a number of initiatives to grow revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long-term care facilities in surrounding areas. All of these programs are currently being offered to hospitals.

Cost of Product Sales

      Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $22.6 million, or 48%, to $69.5 million in the first quarter of 2005 compared to $46.8 million in the first quarter of 2004. The increase in cost of product sales was primarily attributable to the 2004 acquisition of CCS. As a percentage of product revenues, cost of product sales for the first quarter of 2005 was 87% compared to 79% for the same period in 2004. The increased percentage for 2005 was primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company's revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services

      Cost of services, attributed entirely to the Wound Care Management business unit, increased $0.1 million, or 4%, to $3.0 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004. As a percentage of service revenues, cost of services for the first quarter of 2005 was flat at 45% compared to the same period in 2004.

Gross Margin

      Gross margin decreased $1.6 million, or 10%, to $14.2 million in the first quarter of 2005 from $15.8 million for the first quarter of 2004. Specialty Infusion's gross margin declined to $10.5 million for the first quarter of 2005 from $12.3 million for the same period in 2004, a decrease of $1.8 million, or 14%. As a percentage of its revenues, Specialty Infusion's gross margin was 13% in the first quarter of 2005 as compared to 21% for the same period in 2004. The decreases in gross margin dollars and percentage were attributed to lower average revenue per unit for hemophilia as a result of changes in reimbursement rates, lower average revenue per unit for IVIG at pharmacies operating before the CCS acquisition due to a higher mix of managed care business, and a higher cost of service. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition. Wound Care Management's gross margin increased to $3.7 million in the first quarter of 2005 from $3.5 million in the same period of 2004, an increase of $0.2 million, or 5%. As a percentage of its revenues, Wound Care Management's gross margin was flat at 55% in the first quarter of 2005 compared to the same period in 2004.

Selling, General and Administrative

      Selling, general and administrative expenses increased by $1.4 million, or 14%, to $11.5 million for the first quarter of 2005 compared to $10.0 million for the first quarter of 2004 and consisted of $5.6 million related to the Specialty Infusion business unit, $0.8 million related to the Wound Care Management business unit, $4.7 million related to corporate services and $0.4 million in charges, including $0.3 million related to the Company's corporate reorganization and $0.07 million related to litigation expenses.

      The increase in selling, general and administrative expenses of $1.4 million was due to the charges of $0.4 million in the first quarter of 2005 compared to $0.2 million in charges in the same period of 2004 and an increase of approximately $1.9 million in Specialty Infusion expenses due to the inclusion of CCS, offset by cost savings from reductions in workforce as a result of the acquisition and decreases of approximately $0.3 million and $0.4 million in Wound Care Management and corporate selling, general and administrative expenses, respectively. As a percentage of total Company revenues, selling, general and administrative expenses were 13% for the first quarter of 2005 compared to 15% for the same period in 2004.

Net (Loss) Income

      Net loss was $3.4 million, or ($0.26) per share compared to net income of $3.1 million, or $0.23 per diluted share (calculated under the "as if converted" method; see Note 2), for the same period in 2004. The net loss for the first quarter of 2005 was attributed to the increased interest expense related to the Company's senior notes, the change in fair value of the Company's swap agreement, the decreased gross margin for Specialty Infusion and an increase in charges.

Liquidity and Capital Resources

      Working capital was $47.8 million at March 31, 2005 compared to $50.8 million at December 31, 2004. Total cash and cash equivalents at March 31, 2005 was $1.1 million. The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 2005 and December 31, 2004.

      Cash flows provided by operating activities for the three months ended March 31, 2005 totaled $2.8 million, primarily attributable to a reduction in inventories and prepaids and other expenses, offset by the net loss for the period.

      Cash flows used in investing activities totaled $1.2 million, primarily attributable to fixed asset purchases.

      Cash flows used in financing activities totaled $1.7 million attributable to $3.2 million in repayments of borrowing on credit facilities and long-term liabilities, net, and payment of deferred financing costs, offset by $1.5 million in proceeds from repayments of notes receivable from stockholders.

      At March 31, 2005, the Company experienced a net increase in accounts receivable of $1.1 million attributable to the increase in revenues, primarily from Synagis(R) sales. Days sales outstanding were 86 days at March 31, 2005, as compared to 88 days at December 31, 2004. At March 31, 2005, days sales outstanding for the Specialty Infusion business unit was 88 days and for the Wound Care Management business unit, days sales outstanding was 58 days, compared to 89 days and 73 days, respectively, at December 31, 2004.

      As of March 31, 2005, the Company's current portion of long-term liabilities of $6.4 million included $1.5 million representing the current portion of the Department of Justice ("DOJ") obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex in February 2002, $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. ("Home Care") in October 2002 and $1.0 million representing the note payable used in connection with the purchase of certain assets of Prescription City in June 2003. At March 31, 2005, the Company's long-term liabilities of $207.6 million included $185.0 million in senior notes payable, $21.5 million in borrowed funds from the Company's commercial lender and a $1.1 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex.

      The Company's current portion of long-term liabilities and long-term liabilities decreased $3.5 million to $214.0 million compared to $217.5 million at December 31, 2004. The decrease is primarily due to a lower revolver balance at March 31, 2005 compared to December 31, 2004.

      The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business branch pharmacy network and servicing of the Company's substantial debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of March 31, 2005, the Company had a $1.5 million obligation, payable over approximately one year, to the DOJ related to the settlement of its litigation previously disclosed, as well as senior notes bank debt and convertible and promissory notes totaling $212.5 million payable over various periods through 2011.

      As of March 31, 2005, the Company had approximately $18.5 million of availability under its revolving credit facility with GE Capital. The credit facility contains both financial and non-financial covenants. The financial covenants include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event of default under any of these covenants, the Company may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company and GE Capital executed an amendment to the revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges. These covenants were amended through December 31, 2005. There can be no assurance, however, that such a waiver or amendment that may be needed in the future will be obtained. In the event of any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under the Company's senior secured credit facility would result in an event of default under the indenture for the Company's 10.75% senior notes due 2011 as well. The Company was in compliance with the amended covenants under the credit facility at March 31, 2005.

      The Company believes that, based on the above as well as its current business plan and an expected $3.4 million in refundable taxes, its operating cash flow and existing credit facilities will be sufficient to meet working capital needs for the servicing of its debt, approximately $19.5 million in net interest expense, paid semi-annually, related principally to the Company's outstanding senior notes, the $3.0 million convertible note payable related to the purchase of Home Care due in the fourth quarter of 2005 and the expansion of its branch network of full-service pharmacies, including capital expenditure requirements of approximately $6.0 million, over the next twelve months. On May 2, 2005, the Company made the first 2005 semi-annual interest payment of approximately $9.75 million on the senior notes. The Company made the payment by drawing against its revolving credit facility. The Company expects that the balance of its revolving credit facility will decline over the next several months sufficiently enough to provide liquidity for payment of the November 2005 interest coupon. However, any material increase in the Company's days sales outstanding or the failure to collect receivables under the settlement agreement with the DHS could hamper the Company's ability to service its debt or require the Company to slow its business expansion plans. In such case, the Company may be required to increase its credit facilities, issue equity, offer some combination of both debt and equity, or consider other alternatives to meet its working capital needs.

Recently Issued Accounting Standard

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

      In April 2005, the FASB delayed the implementation of SFAS No. 123(R) for public companies until the first annual period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact its overall financial position.

Cautionary Statement and Risk Factors

      The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Quarterly Report on Form 10-Q and in future filings by us with the Securities and Exchange Commission, in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "expects," "plans," "seeks," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual events or results may differ materially from the results discussed in the forward-looking statements.

      The following text contains cautionary statements regarding our business that investors and others should consider. This discussion is intended to take advantage of the "safe harbor" provisions of the PSLRA. Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings with the SEC or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made. In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results so that our actual results in the future may differ materially from those expressed in prior communications.

Risks Related to our Business

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.

      As of March 31, 2005, we had approximately $214.0 million of total indebtedness which included $185.0 million aggregate principal amount of our 10.75% Senior Notes due 2011 (the "Notes") and our credit facility of $21.5 million with General Electric Capital Corporation. Subject to restrictions in the indenture related to the Notes and our credit facility, we may incur additional indebtedness.

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

      o expose us to fluctuations in the interest rate environment because the Company's revolving credit facility and interest rate swap agreement are at variable rates of interest; and

      o     limit our ability to borrow additional funds.

      We expect to obtain the money to pay our expenses and to pay the interest on the Notes, our revolving credit facility and other debt from cash flow from our operations and from additional loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. For example, in 2004, our business was adversely affected by reimbursement reductions in the State of California for the hemophilia related products we sell. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations, such as those relating to the expansion of our branch pharmacy network or the planned relocation of our corporate offices. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

Our substantial outstanding debt subjects us to covenant default risk under our senior secured credit facility.

      We are highly leveraged. If we are unable to achieve our forecasted operating results, we may violate covenants under our senior secured credit facility. The financial covenants under our senior secured credit facility include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event we default under any of these covenants, we may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company executed an amendment to its revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges, in addition to other changes made to the credit agreement. The financial covenants were amended through December 31, 2005 and may need to be amended again depending on the Company's operating results. There can be no assurance, however, that we will be able to obtain such a waiver or amendment. In the event we are unable to obtain a waiver or amendment to remedy any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under our senior secured credit facility would result in an event of default under the indenture for the Notes as well.

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

      On December 28, 2001, we entered into a settlement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney for the Southern District of New York, the U.S. Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to whistleblower lawsuits previously pending against us in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Columbia. These lawsuits included allegations that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel and allegations that we violated the federal anti-kickback law and the federal False Claims Act. Under the terms of the settlement, the lawsuits were dismissed, the United States and the whistleblowers released us from the claims asserted in the lawsuits, and we agreed to pay to the United States a $9.0 million initial payment, with an additional $7.5 million to be paid over the next four years. As of March 31, 2005, a balance of approximately $1.5 million was outstanding on this obligation. Pursuant to the settlement, we have been required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement, avoiding violations of law and providing certain information to the DOJ from time to time. As of December 17, 2003, we were released from part of our obligations under the Corporate Integrity Agreement. The independent review organization that conducts the audit of our records pursuant to the Corporate

Integrity Agreement is no longer required to conduct the general compliance review. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions, including our Wound Care Management business unit being barred from participating in the Medicare program and other federal health care programs. In addition, as part of the settlement, we consented to the entry of a judgment against us for $28.0 million, less any amounts previously paid under the settlement, that would be imposed only if we fail to comply with the terms of the settlement, which, if required to be paid, could have a material adverse effect on our financial position. In July 2002, we settled a shareholders' class action suit for $10.5 million that had been consolidated from four lawsuits involving allegations stemming from the whistleblower lawsuits and DOJ investigations.

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

      In the year ended December 31, 2004, approximately 40% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid programs, most of which were from California, and approximately 7% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under the Medicare program. During the three months ended March 31, 2005, approximately 38% and 6% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid and Medicare programs, respectively. As a result of our acquisition of CCS, we expect the percentage of our revenues attributable to federal and state programs to decrease. Such programs are highly regulated and subject to frequent and substantial changes and cost-containment measures that may limit and reduce payments to providers. In the recent past, many states have been experiencing budget deficits that may require future reductions in health care related expenditures. According to a Kaiser Family Foundation report issued in October 2004, all 50 states and the District of Columbia implemented Medicaid cost containment measures in fiscal year 2004, and each of these states planned to put in additional spending constraints in fiscal year 2005. State cost containment activity continued to focus heavily on reducing provider payments and controlling prescription drug spending.

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

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed from an AWP-based system to one based upon Average Selling Price ("ASP") which has lowered Medicare reimbursement. In addition to the payment we receive from the Medicare program for blood-clotting factor, beginning in January 2005, we receive a separate payment of $0.14 for each unit of factor furnished to Medicare beneficiaries. It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology. The conversion to a system based upon ASP could have a material adverse effect on our business, financial condition and results of operations. In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

      In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services. For example, in California, where approximately 12% and 5% of our total revenues for year ended December 31, 2004 and for three months ended March 31, 2005, respectively, were derived from the California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%. In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. The California Department of Health Services ("DHS") appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. A decision is expected in the next few months, but an exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

      Effective June 1, 2004, Medi-Cal implemented the ASP reimbursement methodology for blood-clotting factor products. The change amounted to an approximate 30-40% cut from rates previously in effect. The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted our revenues and profitability from the sale of products by us or by retail pharmacies to which we provide products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

      In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both a lawsuit previously filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, and a lawsuit previously filed by us in the Superior Court for the County of Sacramento relating to, among other things, the State of California's failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates. In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children's Services and Genetically Handicapped Persons Program claims submitted by us. In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims. There can be no assurance, however, that the Company's accounts receivable collections from the State of California will improve as the result of this settlement agreement. A failure of the Company to improve its accounts receivable collections from the State of California could have a material adverse effect on the Company's business, financial condition and operating results.

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

Our growth strategy includes the expansion of our branch pharmacy network by the opening of new branch pharmacy locations.

      An important element of the growth strategy of our Specialty Infusion business unit is the expansion of our branch pharmacy network through the opening of new branch locations. This expansion will involve significant planning and execution processes, such as identifying new markets, leasing facility space, hiring qualified personnel, obtaining payor contracts and obtaining patient referrals. In addition, the Company will need to invest capital in facility build out, computers, offices and other furniture and equipment. It is expected that these branch pharmacies will incur losses during their startup periods. Any failure by us to effectively execute this expansion strategy, including the successful transition of expansion branches from loss positions to profitability, could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

We have experienced rapid growth by acquisitions. If we are unable to manage our growth effectively or to purchase or integrate new companies, our business could be harmed.

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

Our growth strategy may include acquisitions. If we fail to implement our acquisition growth strategy as intended, or incur unknown liabilities for the past practices of acquired companies, our results of operations could be adversely affected.

      An element of the growth strategy of our Specialty Infusion business unit may be expansion through the acquisition of complementary businesses. Our competitors may acquire or seek to acquire many of the businesses that would also be suitable acquisition candidates for us. This competition could limit our ability to grow by acquisition or increase the cost of our acquisitions. There can be no assurance that we will be able to acquire any complementary businesses that meet our target criteria on satisfactory terms, or at all.

      We may acquire businesses with significant unknown or contingent liabilities, including liabilities for failure to comply with health care or reimbursement laws and regulations. We have policies to conform the practices of acquired businesses to our standards and applicable laws and generally intend to seek indemnification from prospective sellers covering these matters. We may, however, incur material liabilities for past activities of acquired businesses. For example, shortly after our June 2003 acquisition of certain assets from Prescription City, Inc., our pharmacy formerly located in Spring Valley, New York, was served with a search warrant issued by a U.S. Magistrate Judge for the Southern District of New York relating to a criminal investigation. The government has informed us that we are not a target of this investigation, but we anticipate that this investigation will reduce revenues from our oncology related pharmaceuticals business and could cause us to incur substantial costs and divert the attention of our management.

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

      Our specialty infusion acquisitions resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate, at least on an annual basis, whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings. Due primarily to changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004, we recorded a non-cash impairment charge of $134.7 million in goodwill and $0.1 million in other intangible assets, respectively, in the fourth quarter of 2004. We will continue to monitor our goodwill and intangibles for impairment indicators.

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

      As of March 31, 2005, we had goodwill of approximately $123.0 million, or 44% of total assets.

We are highly dependent on our relationships with a limited number of biopharmaceutical and pharmaceutical suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

      The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand. Although such shortages have ended, demand continues to grow. We are currently experiencing allocation restrictions of IVIG products. Suppliers were unable to increase production to meet rising global demand. For the year ended December 31, 2004, approximately 32%, or $81.3 million, and for the three months ended March 31, 2005, approximately 19%, or $15.3 million, of our Specialty Infusion business unit's revenues were derived from our sale of factor VIII. We purchase the majority of our supplies of blood-clotting products from five suppliers:
Baxter Healthcare Corporation, Bayer Direct, ZLB Behring, Genetics Institute and Grifols Biologicals, Inc. We believe that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy or infusion services businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole source of Synagis(R), a product used to treat RSV in infants. For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the three months ended March 31, 2005, approximately 31%, or $24.6 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). MedImmune's failure to provide us with an adequate supply of Synagis(R) product for any reason could impair our ability to add and service patients. In particular, RSV occurs primarily during the winter months and thus the demand for Synagis(R) is greater during this time. A shortage in the supply of Synagis(R) or our failure to adequately plan for the demand could adversely affect our financial results. Under our existing arrangements with MedImmune, we are non-exclusive distributors of Synagis(R) and MedImmune has no obligation to supply us with a minimum amount of Synagis(R). We have recently been put on allocation of product for IVIG by our largest supplier of IVIG product. Although we believe we will have sufficient supply of IVIG to service our existing customers, we may not be able to increase our market share of providing infusion services related to IVIG. There can be no assurance as to when the allocation for IVIG products will terminate. In addition, it is possible that we will experience price increases for these products. Although we believe the price increase for these products will be absorbed by our customers, there can be no assurance that we will be successful in passing on any such price increase. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

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

      For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the three months ended March 31, 2005, approximately 31%, or $24.6 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). Synagis(R) is used to prevent RSV in infants. As RSV occurs primarily during the winter months, the major portion of our Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

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

      Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia-clotting factor and IVIG) that represented 45% and 32% of our total Company revenues at December 31, 2004 and for the three months ended March 31, 2005, respectively. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia-clotting factor, or other products, from such lower-cost entities, which could result in a reduction of revenue to us.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

      Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug's AWP. In fact, most of our Specialty Infusion business unit's revenues result from reimbursement methodologies based on the AWP of our products. The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers. Various federal and state government agencies have been investigating whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs. There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers' AWP for a particular drug(s). These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state's reimbursement policies.

      Moreover, as discussed above, as a result of MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004. Although this 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP in 2004, effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed from an AWP-based system to a system based upon ASP (plus, in the case of hemophilia products, 6% plus an additional administrative fee most recently proposed by Centers for Medicare & Medicaid Services ("CMS") to be $0.14 per unit), which has lowered Medicare reimbursement. It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology. While we cannot predict the eventual results of any law changes, government proposals, investigations or lawsuits, if government or private payors revise their pricing based on new methods of calculating AWP for products we supply, or implement reimbursement methodology based on a value other than AWP, this could have a material adverse effect on our business, financial condition and results of operations.

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

      Substantially all of the revenues of our Wound Care Management operations are derived from management contracts with acute care hospitals. At March 31, 2005, we had 101 management contracts (96 operating and 5 contracted). The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2004, one contract expired without renewal, and an additional five contracts were terminated prior to their scheduled expiration. During the three months ended March 31, 2005, no contracts expired without renewal, and one contract was terminated prior to its scheduled expiration. Hospital contracts have been terminated for reasons such as hospital financial difficulties, Medicare reimbursement changes which reduced hospital revenues and the desire of the hospital to exit the business or manage it on its own. Our continued success is subject to, among other things, our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

      o The Department of Health and Human Services has issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the maintenance, transmission, and security of individually identifiable health information. The privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, pharmacies and other health care providers) significant new restrictions on the use and disclosure of individually identifiable health information. The security regulations, with which compliance was required as of April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The regulations establishing electronic transaction standards that all health care providers must use when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions became effective October 2002, but Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. As a result of these HIPAA regulations, we have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are now substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws could harm our business.

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

Risks Related to our Outstanding Debt and Equity Securities

The Notes are unsecured.

      The Notes are not secured by any of our or our subsidiaries' assets. The indenture governing the Notes permits us and our subsidiaries to incur secured indebtedness, including pursuant to our revolving credit facility, purchase money instruments and other forms of secured indebtedness. As a result, the Notes and the guarantees will be effectively subordinated to all of our and the guarantors' secured obligations to the extent of the value of the assets securing such obligations. As of March 31, 2005, we had approximately $21.5 million of secured indebtedness.

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

      The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters ended March 31, 2005, the market price of our common stock ranged from a low of $2.82 in the first quarter of 2005 to a high of $19.27 in the second quarter of 2003. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock. Our listing on Nasdaq is dependent on maintaining certain criteria, including with respect to a minimum bid price and minimum value of publicly held shares, and certain other factors. Changes in our stock price and other variations in market factors may cause us not to comply with such requirements and, in any such event, trading of our common stock on the Nasdaq National Market System could be terminated.

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

      For non-trading purposes, the Company is subject to interest rate risk under its current revolving credit facility and an interest rate swap on a portion of its fixed rate debt. In conjunction with the acquisition of CCS on April 23, 2004, the Company restructured its previous credit facility with GE Capital to provide for a $40.0 million senior secured revolving credit facility. Loans under this credit facility may, at the Company's option, be obtained as Base Rate loans, LIBOR loans or any combination thereof. This credit facility will terminate on April 23, 2009. Also on April 23, 2004 and in conjunction with its issuance of $185.0 million senior subordinated notes, the Company entered into a $90.0 million notional amount interest rate swap on a portion of its fixed rate debt. This swap agreement is used by the Company to reduce interest expense and modify exposure to interest rate risk by converting a portion of its fixed rate debt to a floating rate liability. Under the swap agreement, the Company receives, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount. The swap matures on May 2, 2011. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The Company is exposed to credit risk in the event of non-performance by the counterparties. However, the Company believes the risk of non-performance is low.

      The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including the Company's interest rate swap and debt obligations. For debt obligations, the table presents principal amounts outstanding and related weighted average interest rates at March 31, 2005 and for each of the next five years and thereafter. For the Company's interest rate swap, the table presents the notional amount and average interest rate over the outstanding period. The following table provides information about the Company's financial instruments (dollars in millions):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Outstanding Balances
                                     March 31, 2005                                     December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                Fair                                                                          There-
                                   Balance      Value         2005        2006         2007         2008         2009         after
------------------------------------------------------------------------------------------------------------------------------------
Liability:
Long-term debt (Senior Notes)
     Fixed rate ($US)(1)           $185.0      $185.0       $185.0       $185.0       $185.0       $185.0       $185.0       $185.0
     Average interest rate(1)       10.75%      10.75%       10.75%       10.75%       10.75%       10.75%       10.75%       10.75%
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt (Revolver)
     Variable rate ($US)(2)        $ 21.5      $ 21.5       $ 21.5       $ 21.5       $ 21.5       $ 21.5
     Average interest rate(2)        6.90%       6.90%        7.73%        8.17%        8.24%        8.42%      $   --       $   --
------------------------------------------------------------------------------------------------------------------------------------
Convertible note used in
  purchase of Apex                 $  2.0      $  2.0       $  1.3       $  0.4
     Average interest rate(3)         4.4%        4.4%         4.4%         4.4%      $   --       $   --       $   --       $   --
------------------------------------------------------------------------------------------------------------------------------------
Convertible note used in
  purchase of Home Care            $  3.0      $  3.0
     Average interest rate(3)         3.0%        3.0%      $   --       $   --       $   --       $   --       $   --       $   --
------------------------------------------------------------------------------------------------------------------------------------
Note payable used in purchase
  of Prescription City             $  1.0      $  1.0
     Average interest rate(3)         4.0%        4.0%      $   --       $   --       $   --       $   --       $   --       $   --
------------------------------------------------------------------------------------------------------------------------------------
Department of Justice
  obligation                       $  1.5      $  1.5
     Average interest rate(3)         6.0%        6.0%      $   --       $   --       $   --       $   --       $   --       $   --
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Derivative:
Notional amount ($US)              $ 90.0                   $ 90.0       $ 90.0       $ 90.0       $ 90.0       $ 90.0       $ 90.0
     Average pay rate(4)             9.77%                   10.59%       11.03%       11.10%       11.28%       11.39%       11.50%
     Average receivable rate(4)     10.75%                   10.75%       10.75%       10.75%       10.75%       10.75%       10.75%
------------------------------------------------------------------------------------------------------------------------------------

(1) The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2) The average interest rates are based on the LIBOR forward yield curves at March 31, 2005 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at March 31, 2005 was the 30-day LIBOR rate of 3.4% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of March 31, 2005, the prime rate in effect was 5.75%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

(3)   Average interest rates are contractual amounts.

(4) The average pay rates are based on the LIBOR forward yield curves at March 31, 2005 plus the applicable 6.375% premium. The average receivable rate is based on a fixed rate of 10.75%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange")). Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

Changes in Internal Controls

      During the period covered by this report, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1. Legal Proceeding

      In the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position, cash flows or results of operations.

Prescription City Litigation

      As previously disclosed, a search warrant issued by a U.S. Magistrate Judge, Southern District of New York, relating to a criminal investigation was executed on November 4, 2003 at our Prescription City pharmacy, formerly located in Spring Valley, New York. The Government has informed us that we are not a target of the investigation. Apex Therapeutic Care, Inc. ("Apex"), a wholly-owned subsidiary of the Company, was served with the search warrant on Tuesday, November 4, 2003 while it was conducting its own compliance review at the Spring Valley pharmacy. We have cooperated fully with the U.S. Attorney's Office in its investigation. Based on information known as of November 5, 2003, the employment of Paul Frank, the former principal shareholder of Prescription City, was terminated. Apex also hired outside counsel in connection with this investigation. Certain assets of Prescription City were purchased by Apex in June 2003. The purchase was structured as an asset purchase with Apex being provided indemnifications, representations and warranties by the sellers. Apex has filed a complaint in the United States District Court, Southern District of New York against Paul Frank and Prescription City, seeking rescission, compensatory and punitive damages and other relief. The defendants filed a motion to join Curative as a plaintiff and to have the case dismissed for lack of diversity, and the Court denied such motion. The defendants filed a motion to have such decision reconsidered, and the Court also denied that motion. The defendants had also filed a third-party complaint for declaratory relief and a breach of contract relating to a promissory note delivered by Apex (and issued by Curative) to the sellers as part of the obligations of Apex in connection with the acquisition, and such complaint has been dismissed by the Court. In addition, Paul Frank has recently pled guilty in Manhattan Federal District Court to a felony health care fraud charge. Apex intends to pursue its claims against Prescription City and Paul Frank vigorously. Such litigation is pending, and the outcome is uncertain at this time.

Item 6. Exhibits

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

      4.4 Specimen of 144A Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed April 30, 2004)

      4.5   Specimen of Regulation S Notes (incorporated by reference to Exhibit
            4.4 to the Company's Current Report on Form 8-K, filed April 30,
            2004)

      4.6 Specimen of Guarantees (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed April 30, 2004)

      4.7   Specimen of Registered Notes (incorporated by reference to Exhibit
            4.6 to the Company's Quarterly Report on Form 10-Q, filed November 9, 2004)

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

Date: May 10, 2005

                                         CURATIVE HEALTH SERVICES, INC.
                                         (Registrant)


                                         By: /s/ Paul F. McConnell
                                             -----------------------------------
                                                 Paul F. McConnell
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                         By: /s/ Thomas Axmacher
                                             -----------------------------------
                                                 Thomas Axmacher
                                                 Chief Financial Officer
                                                 (Principal Executive Officer)