Form 10-Q
period 2005-06-30
CURATIVE HEALTH SERVICES INC
filed 2005-08-09
CIK 1238631

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

                               61 Spit Brook Road
                           Nashua, New Hampshire 03060
                    (Address of principal executive offices)

                                 (603) 888-1500
              (Registrant's telephone number, including area code)

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

      As of August 1, 2005, there were 13,019,800 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I    Financial Information                                            Page
--------------------------------------------------------------------------------

Item 1    Financial Statements:

          Condensed Consolidated Statements of Operations
              Three and Six months ended June 30, 2005 and 2004              3

          Condensed Consolidated Balance Sheets
              June 30, 2005 and December 31, 2004                            4

          Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 2005 and 2004                        5

          Notes to Condensed Consolidated Financial Statements               6

Item 2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     16

          Cautionary Statement and Risk Factors                             25

Item 3    Quantitative and Qualitative Disclosures About Market Risk        43

Item 4    Controls and Procedures                                           44



Part II   Other Information                                                Page
--------------------------------------------------------------------------------

Item 1    Legal Proceedings                                                 45

Item 4    Submission of Matters to a Vote of Security Holders               45

Item 5    Other Information                                                 46

Item 6    Exhibits                                                          46

          Signatures                                                        48

Part I     Financial Information

Item 1.    Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                         June 30                  June 30
                                                    2005         2004         2005         2004
                                                 ----------------------    ----------------------
Revenues:
   Products                                      $  64,539    $  57,698    $ 144,514    $ 116,784
   Services                                          7,070        6,742       13,838       13,214
                                                 ---------    ---------    ---------    ---------
     Total revenues                                 71,609       64,440      158,352      129,998

Costs and operating expenses:
   Cost of product sales                            55,367       46,586      124,835       93,411
   Cost of services                                  3,283        2,972        6,331        5,899
   Selling, general and administrative              13,668       16,176       25,119       26,193
                                                 ---------    ---------    ---------    ---------
     Total costs and operating expenses             72,318       65,734      156,285      125,503
                                                 ---------    ---------    ---------    ---------

(Loss) income from operations                         (709)      (1,294)       2,067        4,495

Interest expense                                    (6,172)      (3,993)     (11,998)      (4,609)
Other income                                         2,582          101          608          108
                                                 ---------    ---------    ---------    ---------

Loss before income taxes                            (4,299)      (5,186)      (9,323)          (6)

Income tax provision (benefit)                         475       (2,054)      (1,185)          (8)
                                                 ---------    ---------    ---------    ---------

Net (loss) income                                $  (4,774)   $  (3,132)   $  (8,138)   $       2
                                                 =========    =========    =========    =========

Net (loss) income per common share, basic        $   (0.37)   $   (0.24)   $   (0.63)   $    0.00
                                                 =========    =========    =========    =========

Net (loss) income per common share, diluted(1)   $   (0.37)   $   (0.24)   $   (0.63)   $    0.00
                                                 =========    =========    =========    =========

Weighted average common shares, basic               13,011       13,092       13,011       13,087
                                                 =========    =========    =========    =========

Weighted average common shares, diluted             13,011       13,092       13,011       13,827
                                                 =========    =========    =========    =========

---------------------

(1)   See Note 2 for net (loss) income per share calculation.

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                            June 30,    December 31,
                                                              2005          2004
                                                           ---------    ------------
ASSETS
Current assets:
Cash and cash equivalents                                  $   1,002    $      1,176
Accounts receivable, net                                      76,639          81,766
Inventories                                                   11,435          18,398
Prepaids and other current assets                              8,003           5,660
Federal income tax refund receivable                           3,431           3,431
Deferred income tax assets                                     3,966           3,977
                                                           ---------    ------------
    Total current assets                                     104,476         114,408

Property and equipment, net                                   11,558          11,104
Intangibles subject to amortization, net                      19,628          20,540
Intangibles not subject to amortization (trade names)          1,615           1,615
Goodwill                                                     114,509         123,138
Other assets                                                  13,289          12,979
                                                           ---------    ------------
    Total assets                                           $ 265,075    $    283,784
                                                           =========    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable                                           $  18,709    $     35,740
Accrued expenses and other current liabilities                20,632          21,384
Current portion of long-term liabilities                       4,996           6,496
                                                           ---------    ------------
    Total current liabilities                                 44,337          63,620

Long-term liabilities                                        217,776         210,991
Deferred income taxes                                          4,348           3,511
Other long-term liabilities                                       83           1,209
                                                           ---------    ------------
    Total long-term liabilities                              222,207         215,711

Stockholders' (deficit) equity:
Common stock                                                     129             128
Additional paid in capital                                   120,224         119,449
Accumulated deficit                                         (119,425)       (111,287)
Deferred compensation                                         (2,397)         (2,364)
Notes receivable - stockholders                                   --          (1,473)
                                                           ---------    ------------
    Total stockholders' (deficit) equity                      (1,469)          4,453
                                                           ---------    ------------

    Total liabilities and stockholders' (deficit) equity   $ 265,075    $    283,784
                                                           =========    ============

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30
                                                                                    2005         2004
                                                                                 ---------    ---------
OPERATING ACTIVITIES:
Net (loss) income                                                                $  (8,138)   $       2
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization                                                     3,124        2,334
   Provision for doubtful accounts                                                   1,684          476
   Amortization of deferred financing fees                                             984          438
   Stock based compensation                                                            742           --
   Change in fair value of interest rate swap                                       (1,082)          --
   Deferred income taxes                                                              (248)          --
Changes in operating assets and liabilities, net of effects from
Specialty Infusion acquisitions:
   Accounts receivable                                                               3,444        7,258
   Inventories                                                                       6,963        3,913
   Prepaids and other                                                                1,567          174
   Accounts payable and accrued expenses                                           (15,228)     (13,463)
                                                                                 ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                 (6,188)       1,132

INVESTING ACTIVITIES:
Specialty Infusion acquisitions, net of cash acquired                                 (100)    (152,765)
Sale of Accordant Health Services, Inc.                                                 --        2,327
Purchases of property and equipment, net of disposals                               (2,244)      (1,161)
                                                                                 ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (2,344)    (151,599)

FINANCING ACTIVITIES:
Net proceeds from long-term borrowings                                                  --      173,685
Proceeds from exercise of stock options                                                 --          162
Proceeds from repayment of notes receivable - stockholders                           1,473           --
Borrowing on (repayments of) credit facilities and long-term liabilities, net,
   and payment of deferred financing costs                                           6,885      (23,271)
                                                                                 ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            8,358      150,576
                                                                                 ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (174)         109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     1,176        1,072
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   1,002    $   1,181
                                                                                 =========    =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year classifications. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

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

      The following table illustrates the effect on net (loss) income and net
(loss) income per share for the three and six months ended June 30 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                               Three Months Ended         Six Months Ended
                                                                     June 30                   June 30
                                                                2005          2004         2005         2004
                                                              ----------------------    ----------------------
Net (loss) income, as reported                                $  (4,774)   $  (3,132)   $  (8,138)   $       2
Add:  Stock based employee compensation expense included in
 reported net (loss) income, net of related tax effects             416           --          704           --
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                      (1,240)      (1,274)      (2,426)      (2,449)
                                                              ---------    ---------    ---------    ---------
Pro forma net loss                                            $  (5,598)   $  (4,406)   $  (9,860)   $  (2,447)
                                                              =========    =========    =========    =========

(Loss) income per share:
Basic - as reported                                           $   (0.37)   $   (0.24)   $   (0.63)   $    0.00
Basic - pro forma                                                 (0.43)       (0.34)       (0.76)       (0.19)

Diluted - as reported(1)                                      $   (0.37)   $   (0.24)   $   (0.63)   $    0.00
Diluted - pro forma                                               (0.43)       (0.34)       (0.76)       (0.19)

-----------
(1)   See Note 2 for net (loss) income per share calculation.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees." Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123(R) will be adopted by the Company beginning January 1, 2006.

Note 2. Net (Loss) Income per Common Share

      Net (loss) income per common share, basic, is computed by dividing the net
(loss) income by the weighted average number of common shares outstanding. Net
(loss) income per common share, diluted, is computed by dividing adjusted net
(loss) income (see below) by the weighted average number of shares outstanding plus dilutive common share equivalents. The following table sets forth the computation of weighted average shares, basic and diluted, used in determining basic and diluted (loss) income per share for the three and six months ended June 30 (in thousands):

                                                         Three Months Ended     Six Months Ended
                                                               June 30               June 30
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
Weighted average shares, basic                             13,011     13,092     13,011     13,087
Effect of dilutive stock options and convertible notes         --         --         --        740
                                                         --------   --------   --------   --------
Weighted average shares, diluted                           13,011     13,092     13,011     13,827
                                                         ========   ========   ========   ========

      Adjusted net (loss) income and net (loss) income per common share, diluted, for the three and six months ended June 30 were computed as follows (in thousands, except per share data):

                                                                  Three Months Ended                Six Months Ended
                                                                         June 30                        June 30
                                                                   2005            2004            2005            2004
                                                                --------------------------      --------------------------
Net (loss) income, as reported                                  $   (4,774)     $   (3,132)     $   (8,138)     $        2
Add back interest related to convertible notes, net of tax              --              31              --              63
                                                                ----------      ----------      ----------      ----------
Adjusted net (loss) income                                      $   (4,774)     $   (3,101)     $   (8,138)     $       65
                                                                ==========      ==========      ==========      ==========

Net (loss) income per common share, diluted                     $    (0.37)(1)  $    (0.24)(2)  $    (0.63)(1)  $     0.00(2)
                                                                ==========      ==========      ==========      ==========

Weighted average shares, diluted                                    13,011          13,092          13,011          13,827
                                                                ==========      ==========      ==========      ==========

------------
(1) Basic shares were used to calculate net loss per common share, diluted, for the three and six months ended June 30, 2005 as using the effects of stock options and convertible notes would have an anti-dilutive effect on net loss per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,287 and 13,325 for the three and six months ended June 30, 2005, respectively.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Net (Loss) Income per Common Share (continued)

(2) In accordance with SFAS No. 128, "Earnings Per Share," net income per common share, diluted, for the three and six months ended June 30, 2004 was calculated under the "as if converted" method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted net income per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

Note 3. Specialty Infusion Acquisition

      On April 23, 2004, the Company acquired Critical Care Systems, Inc. ("CCS"), a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.2 million, including working capital adjustments of approximately $4.1 million. The Company financed the acquisition of CCS with a portion of its $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the "Notes") and additional borrowings under the Company's refinanced credit facility with General Electric Capital Corporation ("GE Capital"), as agent and lender. Fair market valuations have not yet been finalized and, as such, the allocation of the purchase price is preliminary, pending completion of a final valuation and the resolution of certain pre-acquisition account balance contingencies.

      The CCS acquisition was consummated for purposes of expanding the Company's Specialty Infusion business and was accounted for using the purchase method of accounting. The accounts of CCS and related goodwill and intangibles are included in the accompanying condensed consolidated balance sheets. The operating results of CCS are included in the accompanying condensed consolidated statements of operations from the date of acquisition.

      Unaudited pro forma amounts for the three and six months ended June 30, 2004 assuming the CCS acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share data):

                                             Three Months        Six Months
                                                 Ended             ended
                                             June 30, 2004     June 30, 2004
                                            ---------------   ---------------
   Revenue                                    $    71,830       $   163,548
   Net loss                                        (5,161)           (3,949)
                                              -----------       -----------
   Net loss per common share, diluted(1)      $     (0.39)      $     (0.29)
                                              ===========       ===========

----------
(1)   Calculated under the "as if converted" method. See Note 2.

      The pro forma amounts shown above for the three and six months ended June 30, 2004 give effect to: (i) the Company's issuance of the Notes; (ii) the refinancing of the Company's revolving credit facility and (iii) adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments as if the acquisition and related transactions occurred on January 1, 2004.

      The pro forma operating results shown above are not necessarily indicative of operations in the periods following the CCS acquisition.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases biopharmaceutical products (including Synagis(R) for the prevention of respiratory syncytial virus) and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. Revenues from Synagis(R) sales for the three and six months ended June 30, 2005 were approximately $2.6 million and $27.2 million, respectively. As respiratory syncytial virus ("RSV") occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs.

      The Company evaluates segment performance based on (loss) income from operations. For the three and six months ended June 30, 2005, management estimated that corporate general and administrative expenses allocated to the reportable segments were 61% and 39% for Specialty Infusion and Wound Care Management, respectively. For the three and six months ended June 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 63% and 61%, respectively, for Specialty Infusion and 37% and 39%, respectively, for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

      The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and six months ended June 30 (in thousands):

                                At and for the Three Months Ended June 30, 2005
                                -----------------------------------------------
                                    Specialty       Wound Care
                                     Infusion       Management      Totals
                                    ---------       ---------      ---------
 Revenues                           $  64,539       $   7,070      $  71,609
 (Loss) income from operations      $  (1,834)      $   1,125      $    (709)
 Total assets                       $ 245,300       $  19,775      $ 265,075

                                At and for the Three Months Ended June 30, 2004
                                -----------------------------------------------
                                    Specialty       Wound Care
                                     Infusion       Management      Totals
                                    ---------       ---------      ---------
 Revenues                           $  57,698       $   6,742      $  64,440
 (Loss) income from operations      $  (2,289)      $     995      $  (1,294)
 Total assets                       $ 384,022       $  16,160      $ 400,182

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Segment Information (continued)

                                 At and for the Six Months Ended June 30, 2005
                                 ---------------------------------------------
                                    Specialty       Wound Care
                                    Infusion        Management      Totals
                                    ---------       ---------      ---------
 Revenues                           $ 144,514       $  13,838      $ 158,352
 (Loss) income from operations      $    (156)      $   2,223      $   2,067
 Total assets                       $ 245,300       $  19,775      $ 265,075

                                 At and for the Six Months Ended June 30, 2004
                                 ---------------------------------------------
                                    Specialty       Wound Care
                                    Infusion        Management      Totals
                                    ---------       ---------      ---------
 Revenues                           $ 116,784       $  13,214      $ 129,998
 Income from operations             $   3,075       $   1,420      $   4,495
 Total assets                       $ 384,022       $  16,160      $ 400,182

Note 5. Employee and Facility Termination Costs

      The Company adheres to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

      In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded charges related to this activity of $0.4 million in 2004 and $1.6 million in 2003.

      Additionally, as previously disclosed, Curative's corporate headquarters and corporate functions are being consolidated into the Company's office located in Nashua, New Hampshire. As a result, in the fourth quarter of 2004, the Company recorded severance charges for the consolidation of approximately $0.7 million related to the termination of 19 employees and facility termination costs of $0.1 million. The Company recorded costs of approximately $3 thousand and $0.8 million in the first and second quarters of 2005, respectively, related to its headquarters consolidation. As of June 30, 2005, the consolidation has been substantially completed.

      The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation and headquarters consolidation, which are included in Selling, General and Administrative expenses in the accompanying condensed consolidated financial statements, at and for the three and six months ended June 30 (in thousands):

                                       At and for the Three Months Ended June 30, 2005
                                    ------------------------------------------------------
                                    Beginning   Costs Charged    Costs Paid or    Ending
                                     Balance      To Expense   otherwise settled  Balance
                                    ---------   -------------  -----------------  --------
   Employee termination costs         $  257         $  590         $  251         $  596
   Facility termination costs            572            241             95            718
                                      ------         ------         ------         ------
                                      $  829         $  831         $  346          1,314
                                      ======         ======         ======         ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Employee and Facility Termination Costs (continued)

                                       At and for the Three Months Ended June 30, 2004
                                    ------------------------------------------------------
                                    Beginning   Costs Charged    Costs Paid or    Ending
                                     Balance      To Expense   otherwise settled  Balance
                                    ---------   -------------  -----------------  --------
   Employee termination costs         $   39         $   --         $   --         $   39
   Facility termination costs            371             --             60            311
                                      ------         ------         ------         ------
                                      $  410         $   --         $   60            350
                                      ======         ======         ======         ======


                                       At and for the Six Months Ended June 30, 2005
                                    ------------------------------------------------------
                                    Beginning   Costs Charged    Costs Paid or    Ending
                                     Balance      To Expense   otherwise settled  Balance
                                    ---------   -------------  -----------------  --------
   Employee termination costs         $  666         $  593         $  663         $  596
   Facility termination costs            660            241            183            718
                                      ------         ------         ------         ------
                                      $1,326         $  834         $  846          1,314
                                      ======         ======         ======         ======


                                         At and for the Six Months Ended June 30, 2004
                                    ------------------------------------------------------
                                    Beginning   Costs Charged    Costs Paid or    Ending
                                     Balance      To Expense   otherwise settled  Balance
                                    ---------   -------------  -----------------  --------
   Employee termination costs         $   39         $   --         $   --         $   39
   Facility termination costs            431             --            120            311
                                      ------         ------         ------         ------
                                      $  470         $   --         $  120            350
                                      ======         ======         ======         ======

      In 2005, the Company expects to pay approximately $1.1 million of the costs accrued as of June 30, 2005 and the remainder through 2007.

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

      In April 2004 and in conjunction with the Company's issuance of the Notes, which bear interest at 10.75%, payable semi-annually, the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement was used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company received, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month London Interbank Offered Rate ("LIBOR") rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Derivative Instruments, Hedging Activities and Debt (continued)

      The swap was a cash flow hedge. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The changes in fair value for the three and six months ended June 30, 2005 of $2.5 million, net of a $0.5 million termination payment, and $0.5 million, respectively, were recorded in other income on the statement of operations.

      In June 2005, the Company exercised its right to terminate its interest rate swap agreement and, as a result, the Company paid a $0.5 million in fair market value to National City Bank in June of 2005. The swap was scheduled to mature on May 2, 2011. No early termination penalties were incurred by the Company.

      Also in April 2004, the Company restructured its previous credit facility with GE Capital, as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs. The amended and restated revolving credit facility is an asset backed facility, with availability based upon the Company's balance of eligible accounts receivable and inventory. As of June 30, 2005, the Company had approximately $8.1 million of availability under its revolving credit facility. The facility also contains certain financial covenants which are measured quarterly during the term of the facility which expires on April 23, 2009. Effective June 30, 2005, the Company and GE Capital executed a waiver agreement to the revolving credit facility related to the financial covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. The waiver agreement also amended the Company's total leverage ratio requirement for the quarters ended March 31, 2006 and June 30, 2006. As of June 30, 2005, the Company was in compliance with all other financial covenants.

Note 7. Deferred Taxes

      In the second quarter of 2005, the Company recorded a valuation allowance against its deferred tax assets of approximately $1.9 million to reflect the uncertainty of realization of those assets. The resulting tax rate for the six months ended June 30, 2005 was (12.71%). The tax rate reconciliation is as follows:

              Federal statutory rate                     (34.00%)
              Valuation allowance                         20.68%
              Other                                        0.61%
                                                         -------
              Effective tax rate                         (12.71%)
                                                         =======

Note 8. Note Guarantees

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

Note 8. Note Guarantees (continued)

      The Company has no assets or operations independent of its Restricted Subsidiaries. Furthermore, as of April 23, 2004, there were no significant restrictions on the ability of any Restricted Subsidiary to transfer to the Company, without consent of a third party, any of such Restricted Subsidiary's assets, whether in the form of loans, advances or cash dividends.

Note 9. Recent Developments

California Medi-Cal Reimbursement Reduction

      Approximately 9% and 7% of the Company's total revenues for the three and six months ended June 30, 2005, respectively, were derived from blood-clotting products reimbursed by California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon Average Selling Price ("ASP"), as provided by the manufacturers, plus 20%.

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

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Recent Developments (continued)

      In addition, the California legislature recently approved a proposal by the Governor of California to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries. The Governor's proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a County Organized Health System ("COHS") model is proposed. Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities. This proposal may be reconsidered by the Legislature in August of 2005. The Company understands there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

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

Note 10. Legal Proceeding

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

Prescription City Litigation

      As previously disclosed in a Form 8-K filed on July 27, 2005, on July 26, 2005, the Company announced that it has reached a settlement with Prescription City, Inc. in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief. Under the terms of the settlement, the Company received $4.5 million in cash and was released from its obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City, Inc. At June 30, 2005, the $4.5 million in cash was recorded in prepaids and other current assets and the $1.0 million promissory note was forgiven as a result of the settlement, resulting in a $5.5 million decrease to goodwill.

      Curative acquired certain assets of Prescription City, Inc., formerly a Spring Valley, New York specialty pharmacy business, on June 10, 2003. The asset purchase was structured to provide indemnification, representations and warranties by the sellers. A search warrant relating to a criminal investigation was issued by a U.S. Magistrate Judge, Southern District of New York, executed on November 4, 2003. Curative was not a target of the investigation and cooperated fully with the U.S. Attorney's Office in its investigation.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Recently Issued Accounting Standard

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

      Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company's Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative's patients include hemophilia clotting factor, intravenous immune globulins ("IVIG"), Synagis(R) and Remicade(R). Examples of pharmaceutical products used by Curative's patients include compounded pharmaceuticals, such as total parenteral nutrition ("TPN") products, anti-infectives, chemotherapy agents and pain management products. As of June 30, 2005, the Company had approximately 425 payor contracts and provided products or services in approximately 45 states.

      The following provides approximate percentages of the Specialty Infusion business unit's patient revenues for the three and six months ended June 30 and the year ended December 31:

                          Three Months Ended           Six Months Ended            Year Ended
                            June 30, 2005               June 30, 2005           December 31, 2004
                       -------------------------     ---------------------    ----------------------
Private Payors                  66.0%                       60.5%                     53.4%
Medicaid                        24.8%                       32.1%                     39.5%
Medicare                         9.2%                        7.4%                      7.1%

      Curative's Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. The Company's Wound Management ProgramSM consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 510,000 patient cases as of June 30, 2005. The treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 89% for patients completing therapy. As of June 30, 2005, the Wound Care Center(R) network consisted of 108 outpatient clinics (99 operating and 9 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

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

Trade receivables

      Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. Although the Company believes its reserve for accounts receivable at June 30, 2005 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Inventories

      Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at June 30, 2005 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred income taxes

      The Company had approximately $6.0 million in deferred income tax assets at June 30, 2005 ($4.0 million represented a current asset and $2.0 million was recorded in other long-term assets on the accompanying balance sheet) and approximately $4.3 million in deferred income tax liabilities. The deferred income tax assets were recorded net of a second quarter 2005 valuation allowance of approximately $1.9 million (see Note 7). The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record an additional valuation allowance, an adjustment to deferred income tax assets would be charged against income in the period of determination.

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

                                                   For the Six Months Ended June 30
                                             --------------------------------------------
                                                                        $           %
                                               2005        2004       Change      Change
                                             --------    --------    --------    --------
   Specialty Infusion revenues               $144,514    $116,784    $ 27,730          24%
   Wound Care Management revenues              13,838      13,214         624           5%
                                             --------    --------    --------
   Total revenues                            $158,352    $129,998    $ 28,354          22%

   Specialty Infusion revenues to total            91%         90%
   Wound Care Management revenues to total          9%         10%
                                             --------    --------
   Total                                          100%        100%

   Specialty Infusion gross margin           $ 19,679    $ 23,373    $ (3,694)        (16%)
   Wound Care Management gross margin           7,507       7,315         192           3%
                                             --------    --------    --------
    Total gross margin                       $ 27,186    $ 30,688    $ (3,502)        (11%)

   Specialty Infusion gross margin %               14%         20%
   Wound Care Management gross margin %            54%         55%
   Total gross margin %                            17%         24%

   Specialty Infusion SG&A                   $ 11,186    $  9,219    $  1,967          21%
   Wound Care Management SG&A                   1,675       2,047        (372)        (18%)
   Corporate SG&A                               9,253       9,870        (617)         (6%)
   Charges(1)                                   3,005       5,057      (2,052)        (41%)
                                             --------    --------    --------
   Total SG&A                                $ 25,119    $ 26,193    $ (1,074)         (4%)

   Operating margin                          $  2,067    $  4,495    $ (2,428)        (54%)
   Operating margin %                               1%          3%

--------------
(1) The Company's charges are discussed under Results of Operations - Selling, General and Administrative.

Recent Developments

California Medi-Cal Reimbursement Reduction

      Approximately 9% and 7% of the Company's total revenues for the three and six months ended June 30, 2005, respectively, were derived from blood-clotting products reimbursed by California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

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

      In addition, the California legislature recently approved a proposal by the Governor of California to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries. The Governor's proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a COHS model is proposed. Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities. This proposal may be reconsidered by the Legislature in August of 2005. The Company understands there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

Change in Medicare Reimbursement Methodology

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed to ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of AWP. The Company anticipates that the new methodology will result in reduced reimbursement of approximately 12%.

Results of Operations

Revenues

      The Company's revenues for the second quarter of 2005 increased $7.2 million, or 11%, to $71.6 million compared to $64.4 million for the second quarter of 2004. For the first six months of 2005, revenues increased $28.4 million, or 22%, to $158.4 million from $130.0 million for the same period in 2004. The increases in revenues were the result of the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

      Product revenues, attributed entirely to the Specialty Infusion business unit, increased $6.8 million, or 12%, to $64.5 million in the second quarter of 2005 from $57.7 million in the second quarter of 2004. For the first six months of 2005, product revenues increased $27.7 million, or 24%, to $144.5 million compared to $116.8 million for the same period in 2004. The increases in product revenues were primarily attributable to the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs. As a percentage of Specialty Infusion's revenues, hemophilia revenues and Synagis(R) sales for the prevention of RSV accounted for 42% and 4%, respectively, for the second quarter of 2005 and 34% and 19%, respectively, for the first six months of 2005. As RSV occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      Service revenues, attributed entirely to the Wound Care Management business unit, increased $0.3 million, or 5%, to $7.1 million in the second quarter of 2005 from $6.7 million in the second quarter of 2004. For the first six months of 2005, service revenues increased $0.6 million, or 5%, to $13.8 million compared to $13.2 million for the same period in 2004. For the second quarter of 2005, the Company signed seven new Wound Care Management contracts and no contracts were terminated. For the first six months of 2005, the Company signed eleven new Wound Care Management contracts and one contract was terminated.

Cost of Product Sales

      Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $8.8 million, or 19%, to $55.4 million in the second quarter of 2005 compared to $46.6 million in the second quarter of 2004. For the first six months of 2005, cost of product sales increased $31.4 million, or 34%, to $124.8 million compared to $93.4 million for the same period in 2004. The increases in cost of product sales were primarily attributable to the 2004 acquisition of CCS and increased costs for IVIG products. As a percentage of product revenues, cost of product sales for the second quarter of 2005 was 86% compared to 81% for the same period in 2004 and 86% for the first six months of 2005 compared to 80% for the same period in 2004. The percentage increases for 2005 were primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company's revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services

      Cost of services, attributed entirely to the Wound Care Management business unit, increased $0.3 million, or 10%, to $3.3 million in the second quarter of 2005 from $3.0 million in the second quarter of 2004. For the first six months of 2005, cost of services increased $0.4 million, or 7%, to $6.3 million compared to $5.9 million for the same period in 2004. As a percentage of service revenues, cost of services for the second quarter of 2005 was 46% compared to 44% for the same period in 2004 and 46% for the first six months of 2005 compared to 45% for the same period in 2004.

Gross Margin

      Gross margin decreased $1.9 million, or 13%, to $13.0 million in the second quarter of 2005 from $14.9 million for the second quarter of 2004. Specialty Infusion's gross margin declined to $9.2 million for the second quarter of 2005 from $11.1 million for the same period in 2004, a decrease of $1.9 million, or 17%. As a percentage of its revenues, Specialty Infusion's gross margin was 14% in the second quarter of 2005 as compared to 19% for the same period in 2004. For the first six months of 2005, Specialty Infusion's gross margin declined to $19.7 million from $23.4 million for the same period in 2004, a decrease of $3.7 million, or 16%. As a percentage of its revenues, Specialty Infusion's gross margin was 14% for the first six months of 2005 as compared to 20% for the same period in 2004. The decreases in gross margin dollars and percentage for the three and six months ended June 30, 2005 were attributed to lower average revenue per unit for hemophilia products as a result of changes in reimbursement rates, lower average revenue per unit for IVIG at pharmacies operating before the CCS acquisition due to a higher mix of managed care business and a higher cost of service. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition.

      Wound Care Management's gross margin was flat at $3.8 million for the second quarter of 2005 compared to the same period in 2004. As a percentage of its revenues, Wound Care Management's gross margin was 54% for the second quarter of 2005 compared to 56% for the same period in 2004. For the first six months of 2005, Wound Care Management's gross margin increased $0.2 million to $7.5 million compared to $7.3 million for the same period in 2004. As a percentage of its revenues, Wound Care Management's gross margin was 54% for the first six months of 2005 as compared to 55% for the same period in 2004.

Selling, General and Administrative

      Selling, general and administrative expenses decreased by $2.5 million, or 16%, to $13.7 million for the second quarter of 2005 compared to $16.2 million for the second quarter of 2004 and consisted of $5.6 million related to the Specialty Infusion business unit, $0.9 million related to the Wound Care Management business unit, $4.5 million related to corporate services and $2.7 million in charges related to the Company's corporate reorganization. The decrease in selling, general and administrative expenses of $2.5 million was primarily due to the charges of $2.7 million in the second quarter of 2005 compared to $4.9 million in charges in the same period of 2004 and cost savings from reductions in workforce, offset by additional expenses, as a result of the CCS acquisition. As a percentage of total Company revenues, selling, general and administrative expenses were 19% for the second quarter of 2005 compared to 25% for the same period in 2004.

      For the first six months of 2005, selling, general and administrative expenses decreased by $1.1 million, or 4%, to $25.1 million from $26.2 million for the same period in 2004 and consisted of $11.2 million related to the Specialty Infusion business unit, $1.7 million related to the Wound Care Management business unit, $9.2 million related to corporate services and $3.0 million in charges, primarily related to the Company's corporate reorganization. The decrease in selling, general and administrative expenses of $1.1 million was primarily due to the charges of $3.0 million for the first six months of 2005 compared to $5.0 million in charges in the same period of 2004 and cost savings from reductions in workforce, offset by additional expenses, as a result of the CCS acquisition. As a percentage of total Company revenues, selling, general and administrative expenses were 16% for the first six months of 2005 compared to 20% for the same period in 2004.

Net Loss

      Net loss was $4.8 million, or ($0.37) per share, in the second quarter of 2005 compared to net loss of $3.1 million, or ($0.24) per share, for the same period in 2004. For the first six months of 2005, net loss was $8.1 million, or ($0.63) per share, compared to net income of $2 thousand, or $0 per diluted share, for the same period in 2004. The net losses for the second quarter and first six months of 2005 were attributed to the increased interest expense related to the Company's senior notes, the decreased gross margins for Specialty Infusion and the charges taken related to the Company's corporate office relocation. Net loss for the second quarter and the first six months of 2005 included a gain of approximately $2.5 million, or $0.14 per share, after tax, and $0.5 million, or $0.3 per share, after tax, respectively, related to the termination of the Company's interest rate swap agreement in June 2005 (see Note
6).

Liquidity and Capital Resources

      Working capital was $60.1 million at June 30, 2005 compared to $50.8 million at December 31, 2004. Total cash and cash equivalents at June 30, 2005 was $1.0 million. The ratio of current assets to current liabilities was 2.4 to 1 at June 30, 2005 and 1.8 to 1 at December 31, 2004.

      Cash flows used in operating activities for the six months ended June 30, 2005 totaled $6.2 million, primarily attributable to reductions in accounts receivable of $3.4 million, inventories of $7.0 million, prepaids and other of $1.6 million and accounts payable and accrued expenses of $15.2 million, offset by the net loss for the period.

      Cash flows used in investing activities totaled $2.3 million, primarily attributable to $2.2 million in fixed asset purchases, net of disposals.

      Cash flows provided by financing activities totaled $8.4 million attributable to $6.9 million in borrowing on credit facilities and long-term liabilities, net, and payment of deferred financing costs, offset by $1.5 million in proceeds from repayments of notes receivable from stockholders.

      At June 30, 2005, the Company experienced a net decrease in accounts receivable of $5.1 million primarily attributable to reduced sales of Synagis(R) which is a seasonal product. Days Sales Outstanding ("DSO") was 96 days at June 30, 2005, as compared to 88 days at December 31, 2004 and 86 days at March 31, 2005. At June 30, 2005, DSO for the Specialty Infusion business unit was 101 days and for the Wound Care Management business unit, DSO was 56 days, compared to 89 days and 73 days, respectively, at December 31, 2004.

      As of June 30, 2005, the Company's current portion of long-term liabilities of $5.0 million included $1.1 million representing the current portion of the Department of Justice ("DOJ") obligation, $0.9 million representing the current portion of a convertible note payable used in connection with the purchase of Apex Therapeutic Care, Inc. ("Apex") in February 2002 and $3.0 million in a convertible note payable related to the purchase of Home Care of New York, Inc. ("Home Care") in October 2002. At June 30, 2005, the Company's long-term liabilities of $217.8 million included $185.0 million in senior notes payable, $31.9 million in borrowed funds from the Company's commercial lender and a $0.9 million promissory note representing the long-term portion of the convertible note used in the purchase of Apex.

      The Company's current portion of long-term liabilities and long-term liabilities increased $5.3 million to $222.8 million compared to $217.5 million at December 31, 2004. The increase was primarily due to a higher revolver balance at June 30, 2005 compared to December 31, 2004, offset by the release of the obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City, Inc. (see Part II, Item 1, "Legal Proceeding"). The higher revolver balance was reflective of the net loss as well as the increase in DSO at June 30, 2005.

      The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business branch pharmacy network and servicing of the Company's substantial debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of June 30, 2005, the Company had a $1.1 million obligation, payable over approximately one year, to the DOJ related to the settlement of its litigation previously disclosed, as well as senior notes bank debt and convertible and promissory notes totaling $221.6 million payable over various periods through 2011.

      As of June 30, 2005, the Company had approximately $8.1 million of availability under its revolving credit facility with GE Capital. The credit facility contains both financial and non-financial covenants. The financial covenants include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event of default under any of these covenants, the Company may seek a waiver or amendment of the covenants. Effective June 30, 2005, the Company and GE Capital executed a waiver agreement related to the covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. The waiver agreement also amended the Company's total leverage ratio requirement for the quarters ended March 31, 2006 and June 30, 2006. There can be no assurance, however, that such a waiver or amendment that may be needed in the future will be obtained. In the event of any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under the Company's senior secured credit facility would result in an event of default under the indenture for the Company's 10.75% senior notes due 2011 as well. The Company was in compliance with the other financial covenants, as amended, under the credit facility at June 30, 2005.

      The Company believes that, based on the above as well as its current business plan, recent settlement with Prescription City whereby the Company received $4.5 million in cash and was released from its $1.0 million promissory note and an expected $3.4 million in refundable taxes, its operating cash flow and existing credit facilities will be sufficient to meet working capital needs for the servicing of its debt, approximately $19.9 million in interest expense, paid semi-annually, related principally to the Company's outstanding senior notes, the $3.0 million convertible note payable related to the purchase of Home Care due in the fourth quarter of 2005 and the expansion of its branch network of full-service pharmacies, including capital expenditure requirements of approximately $5.0 million, over the next twelve months. On May 2, 2005, the Company made the first 2005 semi-annual interest payment of approximately $9.75 million on the senior notes. The Company made the payment by drawing against its revolving credit facility. The Company expects that the balance of its revolving credit facility will decline over the next several months sufficiently enough to provide liquidity for payment of the November 2005 interest coupon. However, any continued increase in the Company's days sales outstanding could hamper the Company's ability to service its debt or require the Company to slow its business expansion plans. In such case, the Company may be required to increase its credit facilities, issue equity, offer some combination of both debt and equity, or consider other alternatives to meet its working capital needs.

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

      As of June 30, 2005, we had approximately $222.8 million of total indebtedness which included $185.0 million aggregate principal amount of our 10.75% Senior Notes due 2011 (the "Notes") and our credit facility of $31.9 million with General Electric Capital Corporation. Subject to restrictions in the indenture related to the Notes and our credit facility, we may incur additional indebtedness.

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

      o expose us to fluctuations in the interest rate environment because the Company's revolving credit facility is at a variable rate of interest; and

      o     limit our ability to borrow additional funds.

      We expect to obtain the money to pay our expenses and to pay the interest on the Notes, our revolving credit facility and other debt from cash flow from our operations and from additional loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. For example, in 2004, our business was adversely affected by reimbursement reductions in the State of California for the hemophilia related products we sell. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations, such as those relating to the expansion of our branch pharmacy network. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

Our substantial outstanding debt subjects us to covenant default risk under our senior secured credit facility.

      We are highly leveraged. If we are unable to achieve our forecasted operating results, we may violate covenants under our senior secured credit facility which include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event we default under any of these covenants, we may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company executed an amendment to its revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges, in addition to other changes made to the credit agreement. Effective June 30, 2005, the Company and GE Capital executed a waiver agreement to the revolving credit facility related to the financial covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. The waiver agreement also amended the Company's total leverage ratio requirement for the quarters ended March 31, 2006 and June 30, 2006. The other financial covenants were amended through December 31, 2005 and may need to be amended again depending on the Company's operating results. There can be no assurance, however, that we will be able to obtain such a waiver or amendment. In the event we are unable to obtain a waiver or amendment to remedy any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under our senior secured credit facility would result in an event of default under the indenture for the Notes as well.

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

      On December 28, 2001, we entered into a settlement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney for the Southern District of New York, the U.S. Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to whistleblower lawsuits previously pending against us in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Columbia. These lawsuits included allegations that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel and allegations that we violated the federal anti-kickback law and the federal False Claims Act. Under the terms of the settlement, the lawsuits were dismissed, the United States and the whistleblowers released us from the claims asserted in the lawsuits, and we agreed to pay to the United States a $9.0 million initial payment, with an additional $7.5 million to be paid over the next four years. As of June 30, 2005, a balance of approximately $1.1 million was outstanding on this obligation. Pursuant to the settlement, we have been required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement, avoiding violations of law and providing certain information to the DOJ from time to time. As of December 17, 2003, we were released from part of our obligations under the Corporate Integrity Agreement. The independent review organization that conducts the audit of our records pursuant to the Corporate Integrity Agreement is no longer required to conduct the general compliance review. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions, including our Wound Care Management business unit being barred from participating in the Medicare program and other federal health care programs. In addition, as part of the settlement, we consented to the entry of a judgment against us for $28.0 million, less any amounts previously paid under the settlement, that would be imposed only if we fail to comply with the terms of the settlement, which, if required to be paid, could have a material adverse effect on our financial position. In July 2002, we settled a shareholders' class action suit for $10.5 million that had been consolidated from four lawsuits involving allegations stemming from the whistleblower lawsuits and DOJ investigations.

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

      In the year ended December 31, 2004, approximately 40% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid programs, most of which were from California, and approximately 7% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under the Medicare program. During the six months ended June 30, 2005, approximately 32% and 7% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid and Medicare programs, respectively. As a result of our acquisition of CCS, we expect the percentage of our revenues attributable to federal and state programs to decrease. Such programs are highly regulated and subject to frequent and substantial changes and cost-containment measures that may limit and reduce payments to providers. In the recent past, many states have been experiencing budget deficits that may require future reductions in health care related expenditures. According to a Kaiser Family Foundation report issued in October 2004, all 50 states and the District of Columbia implemented Medicaid cost containment measures in fiscal year 2004, and each of these states planned to put in additional spending constraints in fiscal year 2005. State cost containment activity continued to focus heavily on reducing provider payments and controlling prescription drug spending.

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

      In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services. For example, in California, where approximately 12% and 7% of our total revenues for the year ended December 31, 2004 and for the six months ended June 30, 2005, respectively, were derived from blood-clotting products reimbursed by California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%. In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining that scheduled 5% Medi-Cal reimbursement rate cut. The California Department of Health Services ("DHS") appealed the decision to the federal Ninth Circuit Court of Appeals, and oral argument was heard by the Ninth Circuit on December 8, 2004. An exact date when the decision will be issued cannot be predicted. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. The court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

      In addition, the California legislature recently approved a proposal by the Governor of California to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries. The Governor's proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a County Organized Health System ("COHS") model is proposed. Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities. This proposal may be reconsidered by the Legislature in August of 2005. We understand there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

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

We have experienced rapid growth by acquisitions. If we are unable to manage our growth effectively or purchase or integrate new companies, our business could be harmed.

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

We operate in a rapidly changing, consolidating and competitive environment. If we are unable to adapt quickly to these changes, our business and results of operations could be seriously harmed.

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

      In December 2004, we announced that our corporate headquarters and corporate functions in Hauppauge, New York, would be consolidated into our office located in Nashua, New Hampshire. The consolidation, which was substantially completed as of June 30, 2005, required recruitment of qualified personnel in the areas of finance, legal and marketing. There can be no assurance that we will be able to attract and/or retain qualified personnel in these areas. The failure to do so could have a material adverse effect on our business, financial condition and operating results.

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

      Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of any intangible assets that meet the criteria specified in the Statement of Financial Accounting Standards No. 141, "Business Combinations," such as marketing, customer or contract-based intangibles. The amount allocated to these intangible assets could be amortized over a fairly short period, which may negatively affect our earnings or the market price of our common stock.

      As of June 30, 2005, we had goodwill of approximately $114.5 million, or 43% of total assets.

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and stock price.

      We must continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to these assessments. During this process, management may identify control deficiencies and material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures. Although management's evaluation concluded that our internal control over financial reporting was effective as of December 31, 2004, we cannot predict the outcome of testing in future periods. If we fail to maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could decline.

We are highly dependent on our relationships with a limited number of biopharmaceutical and pharmaceutical suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

      The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand. Although such shortages have ended, demand continues to grow. We are currently experiencing allocation restrictions of IVIG products. Suppliers were unable to increase production to meet rising global demand. For the year ended December 31, 2004, approximately 32%, or $81.3 million, and for the six months ended June 30, 2005, approximately 23%, or $33.1 million, of our Specialty Infusion business unit's revenues were derived from our sale of factor VIII. We purchase the majority of our supplies of blood-clotting products from five suppliers:
Baxter Healthcare Corporation, Bayer Direct, ZLB Behring, Genetics Institute and Grifols Biologicals, Inc. We believe that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy or infusion services businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole source of Synagis(R), a product used to treat RSV in infants. For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the six months ended June 30, 2005, approximately 19%, or $27.2 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). MedImmune's failure to provide us with an adequate supply of Synagis(R) product for any reason could impair our ability to add and service patients. In particular, RSV occurs primarily during the winter months and thus the demand for Synagis(R) is greater during this time. A shortage in the supply of Synagis(R) or our failure to adequately plan for the demand could adversely affect our financial results. Under our existing arrangements with MedImmune, we are non-exclusive distributors of Synagis(R) and MedImmune has no obligation to supply us with a minimum amount of Synagis(R). We have recently been put on allocation of product for IVIG by our largest supplier of IVIG product. Although we believe we will have sufficient supply of IVIG to service our existing customers, we may not be able to increase our market share of providing infusion services related to IVIG. There can be no assurance as to when the allocation for IVIG products will terminate. In addition, it is possible that we will experience price increases for these products. Although we believe the price increase for these products will be absorbed by our customers, there can be no assurance that we will be successful in passing on any such price increase. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

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

      For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the six months ended June 30, 2005, approximately 19%, or $27.2 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). Synagis(R) is used to prevent RSV in infants. As RSV occurs primarily during the winter months, the major portion of our Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

If we fail to cultivate new or maintain established relationships with the physician referral sources, our revenues may decline.

      Our success, in part, is dependent upon referrals and our ability to maintain good relationships with physician referral sources. Physicians referring patients to us are not our employees and are free to refer their patients to our competitors. If we are unable to successfully cultivate new referral sources and maintain strong relationships with our current referral sources, our revenues and profits may decline.

If additional providers obtain access to products we handle at more favorable prices, our business could be harmed.

      Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia-clotting factor and IVIG) that represented 45% and 38% of our total Company revenues at December 31,

2004 and for the six months ended June 30, 2005, respectively. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia-clotting factor, or other products, from such lower-cost entities, which could result in a reduction of revenue to us.

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

      Substantially all of the revenues of our Wound Care Management operations are derived from management contracts with acute care hospitals. At June 30, 2005, we had 108 management contracts (99 operating and 9 contracted). The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2004, one contract expired without renewal, and an additional five contracts were terminated prior to their scheduled expiration. During the six months ended June 30, 2005, no contracts expired without renewal, and no contracts were terminated prior to the scheduled expiration. Hospital contracts have been terminated for reasons such as hospital financial difficulties, Medicare reimbursement changes which reduced hospital revenues and the desire of the hospital to exit the business or manage it on its own. Our continued success is subject to, among other things, our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

      In addition, a portion of the revenues of our Specialty Infusion operations is derived from contractual relationships with retail pharmacies. Our success is subject to, among other things, the continuation of these relationships, and termination of one or more of these relationships could harm our business.

Our business will suffer if we lose relationships with payors.

      We are partially dependent on reimbursement from non-governmental payors. Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business and, therefore, due to the uncertainties involved in any bidding process, we either may not be retained or may have to reduce our margins to retain business. The loss of a significant number of payor relationships, or an adverse change in the financial condition of a significant number of payors, could result in the loss of a significant number of patients and harm our business.

Changes in reimbursement rates which cause reductions in the revenues of our operations have adversely affected our Wound Care Management business unit.

      As a result of the Balanced Budget Act of 1997, the CMS implemented the Outpatient Prospective Payment System ("OPPS") for most hospital outpatient department services furnished to Medicare patients beginning August 2000. Under OPPS, a predetermined rate is paid to each hospital for clinical services rendered, regardless of the hospital's cost. We believe the new payment system does not provide comparable reimbursement for services previously reimbursed on a reasonable cost basis, and we believe the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center(R) programs we manage on behalf of the hospitals. As a result, during 2004 and 2003, we renegotiated and modified many of our management contracts related to our Wound Care Management business unit, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination. These renegotiations resulted in reduced revenues of approximately $1.0 million in the year ended December 31, 2004. In addition, we lost approximately $0.4 million in revenues in the year ended December 31, 2004 as the result of contract terminations. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

      The Wound Care Center(R) programs managed by our Wound Care Management business unit on behalf of acute care hospitals are generally treated as "provider based entities" for Medicare reimbursement purposes. This designation is required for the hospital-based program to be covered under the Medicare outpatient reimbursement system. With OPPS, Medicare published criteria for determining when programs may be designated "provider based entities." Programs that existed prior to October 1, 2000 were grandfathered by CMS to be "provider based entities" until the start of the hospital's next cost-reporting period beginning on or after July 1, 2003. At that time, the hospital could have submitted an attestation to the appropriate CMS Regional Office, attesting that the program met all the requirements for provider-based designation. Programs that started on or after October 1, 2000 could have voluntarily applied for provider based designation status. We timely advised each of our hospital clients of the mandatory application procedures. Although we believe that the programs we manage substantially meet the current criteria to be designated "provider based entities," a widespread denial of such designation could harm our business.

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

      o The Department of Health and Human Services issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the maintenance, transmission, and security of individually identifiable health information. The privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, pharmacies and other health care providers) significant new restrictions on the use and disclosure of individually identifiable health information. The security regulations, with which compliance was required as of April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The regulations establishing electronic transaction standards that all health care providers must use when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions became effective October 2002, but Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. As a result of these HIPAA regulations, we have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are now substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws could harm our business.

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

Risks Related to our Outstanding Debt and Equity Securities

The Notes are unsecured.

      The Notes are not secured by any of our or our subsidiaries' assets. The indenture governing the Notes permits us and our subsidiaries to incur secured indebtedness, including pursuant to our revolving credit facility, purchase money instruments and other forms of secured indebtedness. As a result, the Notes and the guarantees will be effectively subordinated to all of our and the guarantors' secured obligations to the extent of the value of the assets securing such obligations. As of June 30, 2005, we had approximately $31.9 million of secured indebtedness.

      If we or the subsidiary guarantors were to become insolvent or otherwise fail to make payment on the Notes or the guarantees, the holders of any of our and the subsidiary guarantors' secured obligations would be paid first and would receive payments from the assets securing such obligations before the holders of the Notes would receive any payments. The holders of the Notes may, therefore, not be fully repaid if we or the subsidiary guarantors become insolvent or otherwise fail to make payment on the Notes.

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

      The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters ended June 30, 2005, the market price of our common stock ranged from a low of $1.44 in the second quarter of 2005 to a high of $18.86 in the third quarter of 2003. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock. Our listing on Nasdaq is dependent on maintaining certain criteria, including with respect to a minimum bid price and minimum value of publicly held shares, and certain other factors. Changes in our stock price and other variations in market factors may cause us not to comply with such requirements and, in any such event, trading of our common stock on the Nasdaq National Market System could be terminated.

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

      For non-trading purposes, the Company is subject to interest rate risk under its current revolving credit facility. In conjunction with the acquisition of CCS on April 23, 2004, the Company restructured its previous credit facility with GE Capital to provide for a $40.0 million senior secured revolving credit facility. Loans under this credit facility may, at the Company's option, be obtained as Base Rate loans, LIBOR loans or any combination thereof. This credit facility will terminate on April 23, 2009.

      The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal amounts outstanding and related weighted average interest rates at June 30, 2005 and for each of the next five years ended December 31 and thereafter. The following table provides information about the Company's financial instruments (dollars in millions):

                                                                          Outstanding Balances
                                 June 30, 2005                                December 31,
                              ---------------------   --------------------------------------------------------------
                                           Fair                                                              There-
                                Balance    Value      2005        2006       2007      2008        2009      after
                              ---------------------   --------------------------------------------------------------
Liability:
Long-term debt (Senior Notes)
     Fixed rate ($US)(1)        $ 185.0    $ 141.5    $ 185.0    $ 185.0    $ 185.0    $ 185.0    $ 185.0    $ 185.0
     Average interest rate(1)     10.75%     10.75%     10.75%     10.75%     10.75%     10.75%     10.75%     10.75%
---------------------------------------------------   --------------------------------------------------------------
Long-term debt (Revolver)
     Variable rate ($US)(2)     $  31.9    $  31.9    $  31.9    $  31.9    $  31.9    $  31.9
     Average interest rate(2)      6.93%      6.93%      7.85%      8.18%      8.26%      8.34%   $    --    $    --
---------------------------------------------------   --------------------------------------------------------------
 Convertible note used in
purchase of Apex                $   1.7    $   1.7    $   1.3    $   0.4
     Average interest rate(3)       4.4%       4.4%       4.4%       4.4%   $    --    $    --    $    --    $    --
---------------------------------------------------   --------------------------------------------------------------
Convertible note used in
purchase of Home Care           $   3.0    $   3.0
     Average interest rate(3)       3.0%       3.0%   $    --    $    --    $    --    $    --    $    --    $    --
---------------------------------------------------   --------------------------------------------------------------
Department of Justice           $   1.1    $   1.1    $    --    $    --    $    --    $    --    $    --    $    --
obligation
     Average interest rate(3)       6.0%       6.0%
---------------------------------------------------   --------------------------------------------------------------

(1) The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2) The average interest rates are based on the LIBOR forward yield curves at June 30, 2005 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at June 30, 2005 was the 30-day LIBOR rate of 3.43% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of June 30, 2005, the prime rate in effect was 6.25%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

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

Changes in Internal Controls

      In connection with the Company's headquarters consolidation, which was substantially completed as of June 30, 2005, there were significant changes to the Company's personnel and the duties and responsibilities of the financial close and control activities. The Company believes that these changes did not materially affect, and are not reasonably likely to materially affect, the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act).

      Other than the above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      Management's evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004, which was included in the Company's Annual Report on Form 10-K for fiscal 2004, was not inclusive of the Critical Care Systems, Inc. acquisition, which is included in the 2004 consolidated financial statements of the Company and constituted approximately 15% of total assets as of December 31, 2004 and approximately 29% and 10% of revenues and net loss, respectively, for the year then ended.

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

Prescription City Litigation

      As previously disclosed in a Form 8-K filed on July 27, 2005, on July 26, 2005, the Company announced that it has reached a settlement with Prescription City, Inc. in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief. Under the terms of the settlement, the Company received $4.5 million in cash and is released from its obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City, Inc.

      Curative acquired certain assets of Prescription City, Inc., formerly a Spring Valley, New York specialty pharmacy business, on June 10, 2003. The asset purchase was structured to provide indemnification, representations and warranties by the sellers. A search warrant relating to a criminal investigation was issued by a U.S. Magistrate Judge, Southern District of New York, executed on November 4, 2003. Curative was not a target of the investigation and cooperated fully with the U.S. Attorney's Office in its investigation.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its 2005 annual meeting of stockholders on June 1, 2005. Proxies for the meeting were solicited pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees as listed in the proxy statement. There were present at the annual meeting in person or by proxy the holders of 12,309,031 votes. At the meeting, the stockholders elected all nine members of the Company's Board of Directors to serve for a term of one year.

      Elected members of the Board of Directors: (Shares voted affirmative in parenthesis)

                                      Affirmative    Withheld/Against
                                      -----------    ----------------

             Paul S. Auerbach, MD    (11,511,487)         797,544
             Daniel E. Berce         (11,511,005)         798,026
             Peter M. DeComo         (11,675,145)         633,886
             Lawrence P. English     (11,457,398)         851,633
             Joseph L. Feshbach      (11,636,626)         672,405
             Timothy I. Maudlin      (10,403,174)       1,905,857
             Paul F. McConnell       (11,667,197)         641,834
             Gerard Moufflet         (11,662,939)         646,092
             John C. Prior           (11,665,972)         643,059

      The stockholders also approved the ratification of the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm. Number of votes for were 12,158,996, against 133,491 and 16,544 abstained.

Item 5 Other Information

      As previously disclosed in a Form 8-K filed on July 13, 2005, effective as of July 8, 2005, Mr. Joseph Feshbach resigned as a member of the Company's Board of Directors in order to focus his full attention on a recently launched business venture.

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

      4.4 Specimen of 144A Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed April 30, 2004)

      4.5   Specimen of Regulation S Notes (incorporated by reference to Exhibit
            4.4 to the Company's Current Report on Form 8-K, filed April 30,
            2004)

      4.6 Specimen of Guarantees (incorpora ted by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed April 30, 2004)

      4.7   Specimen of Registered Notes (incorporated by reference to Exhibit
            4.6 to the Company's Quarterly Report on Form 10-Q, filed November 9, 2004)

      10.1 Waiver Agreement entered into among the Company, its subsidiaries and General Electric Capital Corporation, effective as of June 30, 2005.

      10.2 Compensation Agreement, dated as of May 27, 2005, between the Company and Thomas Axmacher.

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

Date:  August 9, 2005

                                         CURATIVE HEALTH SERVICES, INC.
                                         (Registrant)


                                         By: /s/   Paul F. McConnell
                                             -----------------------
                                                   Paul F. McConnell
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                         By: /s/   Thomas Axmacher
                                             -----------------------
                                                   Thomas Axmacher
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)