Form 10-Q
period 2005-09-30
CURATIVE HEALTH SERVICES INC
filed 2005-11-14
CIK 1238631

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

For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

      As of November 1, 2005, there were 13,019,800 shares of the Registrant's Common Stock, $.01 par value, outstanding.

================================================================================

                                      INDEX

Part I   Financial Information                                              Page
--------------------------------------------------------------------------------

Item 1   Financial Statements:

         Condensed Consolidated Statements of Operations
             Three and Nine months ended September 30, 2005 and 2004          3

         Condensed Consolidated Balance Sheets
             September 30, 2005 and December 31, 2004                         4

         Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2005 and 2004                    5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       17

         Cautionary Statement and Risk Factors                               27

Item 3   Quantitative and Qualitative Disclosures About Market Risk          46

Item 4   Controls and Procedures                                             47

Part II  Other Information                                                  Page
--------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                   48

Item 6   Exhibits                                                            48

         Signatures                                                          50

Part I Financial Information

Item 1. Financial Statements

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                  September 30
                                                         2005           2004           2005           2004
                                                      ------------------------      ------------------------
Revenues:
   Products                                           $  62,984      $  61,422      $ 207,498      $ 178,206
   Services                                               7,563          7,320         21,401         20,534
                                                      ---------      ---------      ---------      ---------
     Total revenues                                      70,547         68,742        228,899        198,740

Costs and operating expenses:
   Cost of product sales                                 54,225         50,754        179,060        144,165
   Cost of services                                       3,260          3,092          9,591          8,991
   Selling, general and administrative                   11,268         11,942         36,387         38,135
   Goodwill and intangible asset impairment              78,684             --         78,684             --
                                                      ---------      ---------      ---------      ---------
     Total costs and operating expenses                 147,437         65,788        303,722        191,291
                                                      ---------      ---------      ---------      ---------

(Loss) income from operations                           (76,890)         2,954        (74,823)         7,449

Interest expense                                         (5,991)        (5,569)       (17,989)       (10,178)

Other income (expense)                                       27           (807)           635           (699)
                                                      ---------      ---------      ---------      ---------

Loss before income taxes                                (82,854)        (3,422)       (92,177)        (3,428)

Income tax benefit                                       (1,928)        (1,355)        (3,113)        (1,363)
                                                      ---------      ---------      ---------      ---------

Net loss                                              $ (80,926)     $  (2,067)     $ (89,064)     $  (2,065)
                                                      =========      =========      =========      =========

Net loss per common share, basic and diluted(1)       $   (6.22)     $   (0.16)     $   (6.84)     $   (0.16)
                                                      =========      =========      =========      =========

Weighted average common shares, basic and diluted        13,020         13,092         13,020         13,089
                                                      =========      =========      =========      =========

----------
(1)   See Note 3 for net loss per share calculation.

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                                2005           2004
                                                           -------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                                    $     249      $   1,176
Accounts receivable, net                                        74,323         81,766
Inventories                                                     13,083         18,398
Prepaids and other current assets                                5,172          5,660
Federal income tax refund receivable                               315          3,431
Deferred income tax assets                                          --          3,977
                                                             ---------      ---------
    Total current assets                                        93,142        114,408

Property and equipment, net                                     12,017         11,104
Intangibles subject to amortization, net                        19,024         20,540
Intangibles not subject to amortization (trade names)            1,615          1,615
Goodwill                                                        36,879        123,138
Other assets                                                    10,823         12,979
                                                             ---------      ---------
    Total assets                                             $ 173,500      $ 283,784
                                                             =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable                                             $  15,104      $  35,740
Accrued expenses and other current liabilities                  26,895         21,384
Debt and other obligation                                      213,562          6,496
                                                             ---------      ---------
    Total current liabilities                                  255,561         63,620

Long-term liabilities                                               --        210,991
Deferred income taxes                                               --          3,511
Other long-term liabilities                                         31          1,209
                                                             ---------      ---------
    Total long-term liabilities                                     31        215,711

Stockholders' (deficit) equity:
Common stock                                                       129            128
Additional paid in capital                                     120,102        119,449
Accumulated deficit                                           (200,351)      (111,287)
Deferred compensation                                           (1,972)        (2,364)
Notes receivable - stockholders                                     --         (1,473)
                                                             ---------      ---------
    Total stockholders' (deficit) equity                       (82,092)         4,453
                                                             ---------      ---------

    Total liabilities and stockholders' (deficit) equity     $ 173,500      $ 283,784
                                                             =========      =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                  2005           2004
                                                                               ---------      ---------
OPERATING ACTIVITIES:
Net loss                                                                       $ (89,064)     $  (2,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                                   4,593          3,894
   Provision for doubtful accounts                                                 2,909          1,949
   Amortization of deferred financing fees                                         1,482            930
   Stock based compensation                                                        1,046             --
   Change in fair value of interest rate swap                                     (1,082)           759
   Goodwill and intangible asset impairment                                       78,684             --
Changes in operating assets and liabilities, net of effects from
Specialty Infusion acquisitions:
   Accounts receivable                                                             4,534          5,581
   Inventories                                                                     5,315          1,192
    Swap interest receivable                                                          --           (797)
   Prepaids and other                                                              5,960         (2,946)
   Accounts payable and accrued expenses                                         (15,498)       (10,427)
                                                                               ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,121)        (1,930)

INVESTING ACTIVITIES:
Specialty Infusion acquisitions, net of cash acquired                              4,400       (154,127)
Sale of Accordant Health Services, Inc.                                               --          2,327
Purchases of property and equipment, net of disposals                             (3,729)        (1,471)
                                                                               ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  671       (153,271)

FINANCING ACTIVITIES:
Net proceeds from long-term borrowings                                                --        173,508
Proceeds from exercise of stock options                                               --            162
Proceeds from repayment of notes receivable - stockholders                         1,473             --
Repayments of credit facilities and long-term liabilities, net,
   and payment of deferred financing costs                                        (1,950)       (16,024)
                                                                               ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                 (477)       157,646
                                                                               ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (927)         2,445
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   1,176          1,072
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     249      $   3,517
                                                                               =========      =========

                             See accompanying notes

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

      The Company had approximately $213.6 million in outstanding debt as of September 30, 2005, including $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the "Notes") and a $23.3 million revolving credit facility with General Electric Capital Corporation ("GE Capital"), and incurred significant losses over the past several quarters. The Company hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In October 2005, the Company commenced discussions with an ad hoc committee representing holders of approximately 80% of the aggregate principal amount of the Notes regarding a possible restructuring of the Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Note agreement. In addition, the Company executed a waiver agreement with GE Capital for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to its revolving credit facility for the quarter ended September 30, 2005, and it is uncertain whether the Company will be able to meet those obligations in the future. Therefore, all of the Company's outstanding debt has been classified as current in the accompanying financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      In the absence of significantly improved operating cash flow, a restructuring of the senior notes or some other event that improves liquidity, the Company currently does not expect to be able to service its debt obligations coming due in fiscal 2006. Any restructuring of the senior notes resulting from the current discussions with the ad hoc committee of the bondholders would likely include a conversion of some or all of this debt to some form and amount of equity. The amount, form and timing of any conversion to equity cannot be predicted at this time. The Company cannot guarantee that any restructuring or other agreement providing additional liquidity for the Company will be reached.

Stock Based Compensation Plans

      The Company grants options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the intrinsic value method of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related Interpretations because the Company believes the alternate fair value accounting provided for under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

      The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (continued)

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30                 September 30
                                                                2005          2004          2005          2004
                                                              ----------------------      ----------------------
Net loss, as reported                                         $(80,926)     $ (2,067)     $(89,064)     $ (2,065)
Add: Stock based employee compensation expense included
 in reported net loss, net of related tax effects                  313            --         1,017            --
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                       (896)       (1,287)       (3,323)       (3,736)
                                                              --------      --------      --------      --------
Pro forma net loss                                            $(81,509)     $ (3,354)     $(91,370)     $ (5,801)
                                                              ========      ========      ========      ========

Loss per share:
Basic and diluted - as reported(1)                            $  (6.22)     $  (0.16)     $  (6.84)     $  (0.16)
Basic and diluted - pro forma                                    (6.26)        (0.26)        (7.02)        (0.44)

(1)   See Note 3 for net loss per share calculation.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25. Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Company will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R)'s fair value method is expected to have a significant impact on the Company's results of operations.

Note 2. Reclassifications

      Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year classifications.

Note 3. Net Loss per Common Share

      Net loss per common share, basic, is computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share, diluted, is computed by dividing net loss by the weighted average number of shares outstanding plus dilutive common share equivalents. Basic shares were used to calculate net loss per common share, diluted, for the three and nine months ended September 30, 2005 and 2004, as using the effects of stock options and convertible notes would have an anti-dilutive effect on net loss per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,284,498 and 13,299,671 for the three and nine months ended September 30, 2005, respectively, and 13,525,594 and 13,748,179 for the three and nine months ended September 30, 2004, respectively.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Specialty Infusion Acquisition

      On April 23, 2004, the Company acquired Critical Care Systems, Inc. ("CCS"), a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.2 million, including working capital adjustments of approximately $4.1 million. The Company financed the acquisition of CCS with a portion of its $185.0 million senior notes and additional borrowings under the Company's refinanced credit facility with GE Capital, as agent and lender. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

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

      Unaudited pro forma amounts for the nine months ended September 30, 2004, assuming the CCS acquisition had occurred on January 1, 2004, were as follows (in thousands, except per share data):

            Revenue                                          $ 232,290

            Net loss                                         $  (4,859)

            Net loss per common share, basic and diluted     $   (0.37)

      The pro forma amounts shown above for the nine months ended September 30, 2004 give effect to: (i) the Company's issuance of the Notes; (ii) the refinancing of the Company's revolving credit facility and (iii) adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangibles related to a preliminary purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments as if the acquisition and related transactions occurred on January 1, 2004.

      The pro forma operating results shown above are not necessarily indicative of operations in the periods following the CCS acquisition.

Note 5. Segment Information

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two reportable segments: Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases biopharmaceutical products (including Synagis(R) for the prevention of respiratory syncytial virus) and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. Revenues from Synagis(R) sales for the three and nine months ended September 30, 2005 were approximately $0.6 million and $28.1 million, respectively. As respiratory syncytial virus ("RSV") occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center(R) programs.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Segment Information (continued)

      The Company evaluates segment performance based on (loss) income from operations. For the three and nine months ended September 30, 2005, management estimated that corporate general and administrative expenses allocated to the reportable segments were 64% and 62%, respectively, for Specialty Infusion and 36% and 38%, respectively, for Wound Care Management. For the three and nine months ended September 30, 2004, management estimated that corporate general and administrative expenses allocated to the reportable segments were 63% and 62%, respectively, for Specialty Infusion and 37% and 38%, respectively, for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

      The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three and nine months ended September 30 (in thousands):

                                              At and for the Three Months
                                               Ended September 30, 2005
                                        --------------------------------------
                                        Specialty      Wound Care
                                        Infusion       Management      Totals
                                        ---------      ----------    ---------
      Revenues                          $  62,984      $   7,563     $  70,547
      (Loss) income from operations     $ (78,791)     $   1,901     $ (76,890)
      Total assets                      $ 162,006      $  11,494     $ 173,500

                                              At and for the Three Months
                                               Ended September 30, 2004
                                        --------------------------------------
                                        Specialty      Wound Care
                                        Infusion       Management      Totals
                                        ---------      ----------    ---------
      Revenues                          $  61,422      $   7,320     $  68,742
      Income from operations            $   1,166      $   1,788     $   2,954
      Total assets                      $ 390,505      $  15,286     $ 405,791

                                              At and for the Nine Months
                                               Ended September 30, 2005
                                        --------------------------------------
                                        Specialty      Wound Care
                                        Infusion       Management      Totals
                                        ---------      ----------    ---------
      Revenues                          $ 207,498      $  21,401     $ 228,899
      (Loss) income from operations     $ (78,960)     $   4,137     $ (74,823)
      Total assets                      $ 162,006      $  11,494     $ 173,500

                                              At and for the Nine Months
                                               Ended September 30, 2004
                                        --------------------------------------
                                        Specialty      Wound Care
                                        Infusion       Management      Totals
                                        ---------      ----------    ---------
      Revenues                          $ 178,206      $  20,534     $ 198,740
      Income from operations            $   4,183      $   3,266     $   7,449
      Total assets                      $ 390,505      $  15,286     $ 405,791

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Goodwill and Intangible Assets

      During the fourth quarter of 2005, the Company conducted its impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. Based on the results of this evaluation, the Company recorded non-cash impairment charges of $78.5 million in goodwill and $0.2 million in other intangible assets related to the Specialty Infusion business unit as of September 30, 2005. The total charge of $78.7 resulted primarily from changes in the economics of the Specialty Infusion business unit. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flow analysis for the reporting unit.

Note 7. Employee and Facility Termination Costs

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

      Additionally, as previously disclosed, Curative's corporate headquarters and corporate functions were consolidated into the Company's office located in Nashua, New Hampshire. As a result, in the fourth quarter of 2004, the Company recorded severance charges for the consolidation of approximately $0.7 million related to the termination of 19 employees and facility termination costs of $0.1 million. The Company recorded costs related to its headquarters consolidation of approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2005, respectively. The consolidation has been completed as of September 30, 2005.

      The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation and headquarters consolidation, which are included in Selling, General and Administrative expenses in the accompanying condensed consolidated financial statements, at and for the three and nine months ended September 30 (in thousands):

                                            At and for the Three Months Ended September 30, 2005
                                         ----------------------------------------------------------
                                         Beginning    Costs Charged      Costs Paid or      Ending
                                          Balance       to Expense     Otherwise Settled    Balance
                                         ---------    -------------    -----------------    -------
      Employee termination costs          $  596          $  411            $  728          $  279
      Facility termination costs             718              89               355             452
                                          ------          ------            ------          ------
                                          $1,314          $  500            $1,083          $  731
                                          ======          ======            ======          ======

                                            At and for the Three Months Ended September 30, 2004
                                         ----------------------------------------------------------
                                         Beginning    Costs Charged      Costs Paid or      Ending
                                          Balance       to Expense     Otherwise Settled    Balance
                                         ---------    -------------    -----------------    -------
      Employee termination costs          $   39          $   --            $   39          $   --
      Facility termination costs             311              --               107             204
                                          ------          ------            ------          ------
                                          $  350          $   --            $  146          $  204
                                          ======          ======            ======          ======

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Employee and Facility Termination Costs (continued)

                                            At and for the Nine Months Ended September 30, 2005
                                         ----------------------------------------------------------
                                         Beginning    Costs Charged      Costs Paid or      Ending
                                          Balance       to Expense     Otherwise Settled    Balance
                                         ---------    -------------    -----------------    -------
      Employee termination costs          $  666          $1,004            $1,391          $  279
      Facility termination costs             660             330               538             452
                                          ------          ------            ------          ------
                                          $1,326          $1,334            $1,929          $  731
                                          ======          ======            ======          ======

                                            At and for the Nine Months Ended September 30, 2004
                                         ----------------------------------------------------------
                                         Beginning    Costs Charged      Costs Paid or      Ending
                                          Balance       to Expense     Otherwise Settled    Balance
                                         ---------    -------------    -----------------    -------
      Employee termination costs          $   39          $   --            $   39          $   --
      Facility termination costs             431              --               227             204
                                          ------          ------            ------          ------
                                          $  470          $   --            $  266          $  204
                                          ======          ======            ======          ======

      In the remainder of 2005, the Company expects to pay approximately $0.4 million of the costs accrued as of September 30, 2005 and the remainder through 2007.

Note 8. Derivative Instruments, Hedging Activities and Debt

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

      The swap was a cash flow hedge. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap are recognized in earnings, and the carrying value of the Company's debt is not marked to fair value. The changes in fair value for the three and nine months ended September 30, 2005 of zero and $0.5 million, respectively, were recorded in other income on the statement of operations.

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

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Derivative Instruments, Hedging Activities and Debt (continued)

      Also in April 2004, the Company restructured its previous credit facility with GE Capital, as agent and lender to a $40.0 million senior secured revolving credit facility to support permitted acquisitions and future working capital and general corporate needs. The amended and restated revolving credit facility is an asset backed facility, with availability based upon the Company's balance of eligible accounts receivable and inventory. As of September 30, 2005, the Company had approximately $16.7 million of availability under its revolving credit facility. The facility also contains certain financial covenants which are measured quarterly during the term of the facility which expires on April 23, 2009. Effective September 30, 2005, the Company and GE Capital executed a waiver agreement to the revolving credit facility related to the financial covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. Additionally, this waiver agreement included a temporary waiver until December 1, 2005 of any default under the credit facility as the Company did not pay the November 1, 2005 coupon due on the senior notes and instead elected to use the 30-day grace period under the Note agreement. The Company also received a waiver during the quarter related to the non-payment of the promissory note in connection with the 2002 purchase of Apex Therapeutic Care, Inc. which the Company is disputing (see Part II, Item 1, "Legal Proceedings"). As of September 30, 2005, the Company was in compliance with all other covenants.

      The Company's debt and other obligation consisted of the following as of September 30, 2005 and December 31, 2004 (in thousands):

                                                     September 30,  December 31,
                                                         2005           2004
                                                     -------------  ------------
Senior subordinated notes                              $185,000       $185,000
Revolving loan facility                                  23,288         24,310
Note payable-DOJ settlement                                 750          2,000
Convertible note used in purchase of Apex-in dispute      1,524          2,177
Convertible note used in purchase of Home Care            3,000          3,000
Note payable used in purchase of Prescription City           --          1,000
                                                       --------       --------
Total debt and other obligation                        $213,562       $217,487
                                                       ========       ========

Note 9. Deferred Taxes

      In the third quarter of 2005, the Company recorded a valuation allowance against its net deferred tax assets of approximately $1.6 million to reflect the uncertainty of realization of those assets. The Company also recorded a tax benefit of approximately $3.9 million related to reversing tax exposure items. The resulting tax rate for the nine months ended September 30, 2005 was (3.4%). The tax rate reconciliation is as follows:

                  Federal statutory rate        (35.0%)
                  Valuation allowance             5.8%
                  Goodwill impairment            29.9%
                  Tax reserves                   (3.9%)
                  Other                          (0.2%)
                                                -----
                  Effective tax rate             (3.4%)
                                                =====

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

Note 11. Recent Developments

Dispute with DHS on Audit Results

      As previously disclosed in a Form 8-K filed on September 28, 2005, the Company intends to dispute the results of audits conducted by the California Department of Health Services ("DHS") of three independent retail California pharmacies which previously did business with two of the Company's subsidiaries, Apex Therapeutic Care, Inc. ("Apex") and eBioCare.com, Inc. ("eBioCare"). These subsidiaries provided contract pharmacy and billing services to the three independent retail pharmacies audited by DHS.

      The pharmacies recently have undergone audits by DHS which included a review of their Medi-Cal billing for clotting factor supplied to the pharmacies by Apex and eBioCare. The audits at issue covered the period from October 1, 2001 to May 30, 2004. Although Apex and eBioCare are not being audited, their previous contract pharmacy relationships with the three independent retail pharmacies are potentially implicated because the pharmacies may assert indemnification claims against Apex and eBioCare.

      Although no final audit findings have been issued, the Company's legal counsel has learned through discussions with DHS that final audit findings assessed against the three independent retail pharmacies may include up to $38.0 million in alleged overpayments.

      Approximately 85% of the assessment against the three independent retail pharmacies is for claims that DHS alleges were improperly reimbursed at 1% over the retail pharmacies' cost of acquiring the product from the Company's subsidiaries. DHS alleges that such reimbursement was improper because, in its view, payments should have been made at 1% over the cost the retail pharmacies would have incurred had they acquired the product directly from the product manufacturer.

      Substantially all of the balance of the assessment against the three independent retail pharmacies is based on allegedly improper reimbursement for the medically necessary anti-inhibitor product called FEIBA. DHS alleges that the retail pharmacies submitted claims for FEIBA improperly, in its view, when they used factor product service codes. Apex and eBioCare used the factor product service codes when submitting claims on behalf of the retail pharmacies because EDS, the company that processes claims for payment on behalf of DHS, could not accept the FEIBA-specific service code into its systems. DHS auditors have not confirmed whether they will include the FEIBA assessments in their final findings.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Recent Developments (continued)

      The Company plans to work closely with the three independent retail pharmacies to appeal any assessments resulting from the audits. The Company believes the allegations asserted by DHS against the pharmacies are without merit, and the Company expects the pharmacies to vigorously defend against these allegations through administrative and judicial proceedings. The Company is also aware that other similar retail pharmacy relationships in California are being audited by DHS.

      The Company anticipates that the three independent retail pharmacies may assert claims for indemnification from the Company's subsidiaries for any liabilities resulting from the audits. Based on facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. While the Company is unable to estimate the range of potential loss due to the uncertainty of various issues involved in this matter, it does not believe the loss will exceed $38.0 million. No related loss provision has been accrued in the condensed consolidated financial statements as of September 30, 2005.

Resignation of Customer Sales and Service Representatives

      On October 21, 2005, six of the Company's customer sales and service representatives servicing hemophilia patients resigned from Curative. The Company estimates that the patients serviced by these employees represent approximately $25.0 million of revenue annually. Curative immediately implemented an action plan to communicate with and retain patients who were formerly serviced by these employees. The Company is monitoring compliance by these former employees with their continuing obligations under their respective employment agreements and will evaluate its legal remedies with respect to any of these employees who fail to comply with those obligations. At this time, it is not possible to forecast the impact that the departure of these individuals will have on the Company's business.

California Medi-Cal Reimbursement Reduction

      Approximately 7% of the Company's total revenues for each of the three and nine months ended September 30, 2005, were derived from blood-clotting products reimbursed by California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon Average Selling Price ("ASP"), as provided by the manufacturers, plus 20%.

      In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004 and through December 31, 2007. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction in California Medical Association, et al v. Bonta ("CMA v. Bonta") enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS appealed the decision to the federal Ninth Circuit Court of Appeals. The Ninth Circuit issued a decision on August 2, 2005 reversing the District Court's grant of the preliminary injunction. However, because a petition for rehearing and rehearing en banc has been filed, the preliminary injunction remains in effect until the Ninth Circuit rules on the petition. It is not known when the Ninth Circuit will rule. Further, subsequent to the issuance of the decision by the Ninth Circuit, the California legislature amended Welfare & Institutions Code Section 14105.19 to eliminate the 5% reduction for dates of service from January 1, 2004 through December 31, 2005. Thus, there is no possibility of recoupment of payments made pursuant to the preliminary injunction during this period. It is not possible to determine whether the current Medi-Cal rates will be

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Recent Developments (continued)

reduced after January 1, 2006, should the petition for rehearing or rehearing en banc be denied. It is possible that the 5% reduction will go into effect at some point, or it is possible that the California legislature will pass further legislation to eliminate the 5% reduction. The District Court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

Change in Medicare Reimbursement Methodology

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed to ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of average wholesale price ("AWP"). The Company anticipates that the new methodology will result in reduced reimbursement of approximately 12% or $1.7 million in Specialty Infusion revenues.

                 Curative Health Services, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Legal Proceedings

      In the normal course of its business, the Company may be involved in lawsuits, claims, and investigations, including any arising out of services or products provided by or to the Company's operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's financial position, cash flows or results of operations.

Apex Therapeutic Care Litigation

      On October 26, 2005, the Company commenced litigation in the United States District Court for the Central District of California, entitled "Curative Health Services, Inc. vs. James H. Williams, et al.," against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking compensatory and punitive damages, the Company is disputing its obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders' representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.5 million. This event did not cause a default under, or acceleration of, any other obligations of the Company.

Prescription City Litigation

      As previously disclosed in a Form 8-K filed on July 27, 2005, on July 26, 2005, the Company announced that it has reached a settlement with Prescription City, Inc. ("Prescription City") in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief. Under the terms of the settlement, the Company received $4.5 million in cash and was released from its obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Curative Health Services, Inc. ("Curative" or the "Company") had approximately $213.6 million in outstanding debt as of September 30, 2005, including $185.0 million aggregate principal amount of the Notes and a $23.3 million revolving credit facility with GE Capital, and incurred significant losses over the past several quarters. The Company hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In October 2005, the Company commenced discussions with an ad hoc committee representing holders of approximately 80% of the aggregate principal amount of the Notes regarding a possible restructuring of the Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Note agreement.
In addition, the Company executed a waiver agreement with GE Capital for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to its revolving credit facility for the quarter ended September 30, 2005, and it is uncertain whether the Company will be able to meet those obligations in the future. Therefore, all of the Company's outstanding debt has been classified as current in the accompanying financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern (see Note 1 of Notes to Condensed Consolidaated Financial Statements).

      Curative, through its Specialty Infusion and Wound Care Management business units, seeks to deliver high-quality care and positive clinical outcomes that result in high patient satisfaction for patients experiencing serious acute or chronic medical conditions.

      Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient's infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company's Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative's patients include hemophilia clotting factor, intravenous immune globulins ("IVIG"), Synagis(R) and Remicade(R). Examples of pharmaceutical products used by Curative's patients include compounded pharmaceuticals, such as total parenteral nutrition ("TPN") products, anti-infectives, chemotherapy agents and pain management products. As of September 30, 2005, the Company had approximately 450 payor contracts and provided products or services in approximately 45 states.

      The following provides approximate percentages of the Specialty Infusion business unit's patient revenues for the three and nine months ended September 30 and the year ended December 31:

                   Three Months Ended    Nine Months Ended         Year Ended
                   September 30, 2005    September 30, 2005    December 31, 2004
                   ------------------    ------------------    -----------------
Private Payors            63.5%                 61.4%                53.4%
Medicaid                  27.0%                 30.5%                39.5%
Medicare                   9.5%                  8.1%                 7.1%

      Curative's Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center(R) programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. The Company's Wound Management ProgramSM consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient's specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 520,000 patient cases as of September 30, 2005. The treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 90% for patients completing therapy. As of September 30, 2005, the Wound Care Center(R) network consisted of 107 outpatient clinics (102 operating and 5 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

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

Trade receivables

      Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. Although the Company believes its reserve for accounts receivable at September 30, 2005 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Inventories

      Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at September 30, 2005 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company's operating results.

Deferred income taxes

      The Company had approximately $9.4 million in deferred income tax assets at September 30, 2005 (approximately $4.0 million in current assets and $5.4 million in long-term assets) and approximately $4.3 million in deferred income tax liabilities. The Company has a full valuation allowance against its net deferred tax assets and, as such, the amounts of deferred income tax assets and liabilities are not reflected in the accompanying balance sheet (see Note 9 of Notes to Condensed Consolidated Financial Statements). The Company has provided a valuation allowance due to the uncertainty of the realization of the deferred tax asset.

Goodwill and intangibles

      Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires goodwill and intangible assets with indefinite lives to not be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Due primarily to changes in the economics of the Specialty Infusion business unit, the Company recorded a non-cash impairment charge of $78.5 million in goodwill and $0.2 million in other intangible assets in the third quarter of 2005 (see Note 6 of Notes to Condensed Consolidated Financial Statements). The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit. The Company will continue to monitor its goodwill and intangibles for impairment indicators.

Key Performance Indicators

      The following provides a summary of some of the key performance indicators that may be used to assess the Company's results of operations. These comparisons are not necessarily indicative of future results (dollars in thousands).

                                                          For the Nine Months Ended September 30
                                                   ---------------------------------------------------
                                                                                   $             %
                                                     2005           2004         Change        Change
                                                   --------       --------      --------      --------
      Specialty Infusion revenues                  $207,498       $178,206      $ 29,292            16%
      Wound Care Management revenues                 21,401         20,534           867             4%
                                                   --------       --------      --------
      Total revenues                               $228,899       $198,740      $ 30,159            15%

      Specialty Infusion revenues to total               91%            90%
      Wound Care Management revenues to total             9%            10%
                                                   --------       --------
      Total                                             100%           100%

      Specialty Infusion gross margin              $ 28,438       $ 34,041      $ (5,603)          (16%)
      Wound Care Management gross margin             11,810         11,543           267             2%
                                                   --------       --------      --------
      Total gross margin                           $ 40,248       $ 45,584      $ (5,336)          (12%)

      Specialty Infusion gross margin %                  14%            19%
      Wound Care Management gross margin %               55%            56%
      Total gross margin %                               18%            23%

      Specialty Infusion SG&A                      $ 16,819       $ 14,970      $  1,849            12%
      Wound Care Management SG&A                      2,623          3,030          (407)          (13%)
      Corporate SG&A                                 13,289         13,809          (520)           (4%)
      Charges(1)                                      3,656          6,326        (2,670)          (42%)
                                                   --------       --------      --------
      Total SG&A                                   $ 36,387       $ 38,135      $ (1,748)           (5%)

      Goodwill and intangible asset impairment     $ 78,684       $     --      $ 78,684           100%

      Operating margin                             $(74,823)      $  7,449      $(82,272)       (1,104%)
      Operating margin %                                 33%             4%

----------

(1) The Company's charges are discussed under Results of Operations - Selling, General and Administrative.

Recent Developments

Dispute with DHS on Audit Results

      As previously disclosed in a Form 8-K filed on September 28, 2005, the Company intends to dispute the results of audits conducted by DHS of three independent retail California pharmacies which previously did business with two of the Company's subsidiaries, Apex and eBioCare. These subsidiaries provided contract pharmacy and billing services to the three independent retail pharmacies audited by DHS.

      The pharmacies recently have undergone audits by DHS which included a review of their Medi-Cal billing for clotting factor supplied to the pharmacies by Apex and eBioCare. The audits at issue covered the period from October 1, 2001 to May 30, 2004. Although Apex and eBioCare are not being audited, their previous contract pharmacy relationships with the three independent retail pharmacies are potentially implicated because the pharmacies may assert indemnification claims against Apex and eBioCare.

      Although no final audit findings have been issued, the Company's legal counsel has learned through discussions with DHS that final audit findings assessed against the three independent retail pharmacies may include up to $38.0 million in alleged overpayments.

      Approximately 85% of the assessment against the three independent retail pharmacies is for claims that DHS alleges were improperly reimbursed at 1% over the retail pharmacies' cost of acquiring the product from the Company's subsidiaries. DHS alleges that such reimbursement was improper because, in its view, payments should have been made at 1% over the cost the retail pharmacies would have incurred had they acquired the product directly from the product manufacturer.

      Substantially all of the balance of the assessment against the three independent retail pharmacies is based on allegedly improper reimbursement for the medically necessary anti-inhibitor product called FEIBA. DHS alleges that the retail pharmacies submitted claims for FEIBA improperly, in its view, when they used factor product service codes. Apex and eBioCare used the factor product service codes when submitting claims on behalf of the retail pharmacies because EDS, the company that processes claims for payment on behalf of DHS, could not accept the FEIBA-specific service code into its systems. DHS auditors have not confirmed whether they will include the FEIBA assessments in their final findings.

      The Company plans to work closely with the three independent retail pharmacies to appeal any assessments resulting from the audits. The Company believes the allegations asserted by DHS against the pharmacies are without merit, and the Company expects the pharmacies to vigorously defend against these allegations through administrative and judicial proceedings. The Company is also aware that other similar retail pharmacy relationships in California are being audited by DHS.

      The Company anticipates that the three independent retail pharmacies may assert claims for indemnification from the Company's subsidiaries for any liabilities resulting from the audits. Based on facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. While the Company is unable to estimate the range of potential loss due to the uncertainty of various issues involved in this matter, it does not believe the loss will exceed $38.0 million. No related loss provision has been accrued in the condensed consolidated financial statements as of September 30, 2005.

Resignation of Customer Sales and Service Representatives

      On October 21, 2005, six of the Company's customer sales and service representatives servicing hemophilia patients resigned from Curative. The Company estimates that the patients serviced by these employees represent approximately $25.0 million of revenue annually. Curative immediately implemented an action plan to communicate with and retain patients who were formerly serviced by these employees. The Company is monitoring compliance by these former employees with their continuing obligations under their respective employment agreements and will evaluate its legal remedies with respect to any of these employees who fail to comply with those obligations. At this time, it is not possible to forecast the impact that the departure of these individuals will have on the Company's business.

California Medi-Cal Reimbursement Reduction

      Approximately 7% of the Company's total revenues for each of the three and nine months ended September 30, 2005 were derived from blood-clotting products reimbursed by California state funded health programs. The California state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

      In addition, payments for Medi-Cal and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004 and through December 31, 2007. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction in CMA v. Bonta enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS appealed the decision to the federal Ninth Circuit Court of Appeals. The Ninth Circuit issued a decision on August 2, 2005 reversing the District Court's grant of the preliminary injunction. However, because a petition for rehearing and rehearing en banc has been filed, the preliminary injunction remains in effect until the Ninth Circuit rules on the petition. It is not known when the Ninth Circuit will rule. Further, subsequent to the issuance of the decision by the Ninth Circuit, the California legislature amended Welfare & Institutions Code
Section 14105.19 to eliminate the 5% reduction for dates of service from January 1, 2004 through December 31, 2005. Thus, there is no possibility of recoupment of payments made pursuant to the preliminary injunction during this period. It is not possible to determine whether the current Medi-Cal rates will be reduced after January 1, 2006, should the petition for rehearing or rehearing en banc be denied. It is possible that the 5% reduction will go into effect at some point, or it is possible that the California legislature will pass further legislation to eliminate the 5% reduction. The District Court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

Change in Medicare Reimbursement Methodology

      Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed to ASP plus 6% plus a $0.14 per unit dispensing fee. Under the previous methodology, the Company was reimbursed at 95% of AWP. The Company anticipates that the new methodology will result in reduced reimbursement of approximately 12% or $1.7 million in Specialty Infusion revenues.

Results of Operations

Revenues

      The Company's revenues for the third quarter of 2005 increased $1.8 million, or 3%, to $70.5 million compared to $68.7 million for the third quarter of 2004. For the first nine months of 2005, revenues increased $30.2 million, or 15%, to $228.9 million from $198.7 million for the same period in 2004. The increase in revenues for the nine-month period was the result of the April 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

      Product revenues, attributed entirely to the Specialty Infusion business unit, increased $1.6 million, or 3%, to $63.0 million in the third quarter of 2005 from $61.4 million in the third quarter of 2004. For the first nine months of 2005, product revenues increased $29.3 million, or 16%, to $207.5 million compared to $178.2 million for the same period in 2004. The increase in product revenues for the nine-month period was primarily attributable to the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs. As a percentage of Specialty Infusion's revenues, hemophilia revenues and Synagis(R) sales for the prevention of RSV accounted for 42% and 1%, respectively, for the third quarter of 2005 and 36% and 14%, respectively, for the first nine months of 2005. As RSV occurs primarily during the winter months, the major portion of the Company's Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Company's quarterly operating results.

      Service revenues, attributed entirely to the Wound Care Management business unit, increased $0.2 million, or 3%, to $7.6 million in the third quarter of 2005 from $7.3 million in the third quarter of 2004. For the first nine months of 2005, service revenues increased $0.9 million, or 4%, to $21.4 million compared to $20.5 million for the same period in 2004. For the third quarter of 2005, the Company signed two new Wound Care Management contracts and three contracts were terminated. For the first nine months of 2005, the Company signed thirteen new Wound Care Management contracts and four contracts were terminated.

Cost of Product Sales

      Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $3.5 million, or 7%, to $54.2 million in the third quarter of 2005 compared to $50.8 million in the third quarter of 2004. For the first nine months of 2005, cost of product sales increased $34.9 million, or 24%, to $179.1 million compared to $144.2 million for the same period in 2004. The increases in cost of product sales were primarily attributable to the 2004 acquisition of CCS and increased costs for IVIG products. As a percentage of product revenues, cost of product sales for the third quarter of 2005 was 86% compared to 83% for the same period in 2004 and 86% for the first nine months of 2005 compared to 81% for the same period in 2004. The percentage increases for 2005 were primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company's revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services

      Cost of services, attributed entirely to the Wound Care Management business unit, increased $0.2 million, or 5%, to $3.3 million in the third quarter of 2005 from $3.1 million in the third quarter of 2004. For the first nine months of 2005, cost of services increased $0.6 million, or 7%, to $9.6 million compared to $9.0 million for the same period in 2004. As a percentage of service revenues, cost of services for the third quarter of 2005 was 43% compared to 42% for the same period in 2004 and 45% for the first nine months of 2005 compared to 44% for the same period in 2004.

Gross Margin

      Gross margin decreased $1.8 million, or 12%, to $13.1 million in the third quarter of 2005 from $14.9 million for the third quarter of 2004. Specialty Infusion's gross margin declined to $8.8 million for the third quarter of 2005 from $10.7 million for the same period in 2004, a decrease of $1.9 million, or 18%. As a percentage of its revenues, Specialty Infusion's gross margin was 14% in the third quarter of 2005 as compared to 17% for the same period in 2004. For the first nine months of 2005, Specialty Infusion's gross margin declined to $28.4 million from $34.0 million for the same period in 2004, a decrease of $5.6 million, or 16%. As a percentage of its revenues, Specialty Infusion's gross margin was 14% for the first nine months of 2005 as compared to 19% for the same period in 2004. The decreases in gross margin dollars and percentage for the three and nine months ended September 30, 2005 were attributed to lower average revenue per unit for hemophilia products as a result of changes in reimbursement rates, lower average revenue per unit for IVIG at pharmacies operating before the CCS acquisition due to a higher mix of managed care business and a higher cost of service. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition.

      Wound Care Management's gross margin increased to $4.3 million for the third quarter of 2005 compared to $4.2 million for the same period in 2004. As a percentage of its revenues, Wound Care Management's gross margin was 57% for the third quarter of 2005 compared to 58% for the same period in 2004. For the first nine months of 2005, Wound Care Management's gross margin increased $0.3 million to $11.8 million compared to $11.5 million for the same period in 2004. As a percentage of its revenues, Wound Care Management's gross margin was 55% for the first nine months of 2005 as compared to 56% for the same period in 2004.

Selling, General and Administrative

      Selling, general and administrative expenses decreased by $0.7 million, or 6%, to $11.3 million for the third quarter of 2005 compared to $11.9 million for the third quarter of 2004 and consisted of $5.6 million related to the Specialty Infusion business unit, $1.0 million related to the Wound Care Management business unit, $4.0 million related to corporate services and $0.7 million in charges related to the Company's corporate reorganization and financial advisory fees. The decrease in selling, general and administrative expenses of $0.7 million was primarily due to the charges of $0.7 million in the third quarter of 2005 compared to $1.3 million in charges in the same period of 2004. The charges incurred in the third quarter of 2004 were related to integration costs of the CCS acquisition and litigation costs associated with Prescription City and hemophilia reimbursement. As a percentage of total Company revenues, selling, general and administrative expenses were 16% for the third quarter of 2005 compared to 17% for the same period in 2004.

      For the first nine months of 2005, selling, general and administrative expenses decreased by $1.7 million, or 5%, to $36.4 million from $38.1 million for the same period in 2004 and consisted of $16.8 million related to the Specialty Infusion business unit, $2.6 million related to the Wound Care Management business unit, $13.3 million related to corporate services and $3.7 million in charges, primarily related to the Company's corporate reorganization and financial advisory fees. The decrease in selling, general and administrative expenses of $1.7 million was primarily due to the charges of $3.7 million for the first nine months of 2005 compared to $6.3 million in charges in the same period of 2004 and cost savings from reductions in workforce, offset by additional expenses, as a result of the CCS acquisition. The charges incurred in the first nine months of 2004 were related to integration costs of the CCS acquisition and litigation costs associated with Prescription City and hemophilia reimbursement. As a percentage of total Company revenues, selling, general and administrative expenses were 16% for the first nine months of 2005 compared to 19% for the same period in 2004.

Goodwill Impairment

      During the fourth quarter of 2005, the Company conducted its impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142 and SFAS No. 144, respectively. Based on the results of this evaluation, the Company recorded non-cash impairment charges of $78.5 million in goodwill and $0.2 million in other intangible assets related to the Specialty Infusion business unit as of September 30, 2005. The total charge of $78.7 resulted primarily from changes in the economics of the Specialty Infusion business unit. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flow analysis for the reporting unit.

Net Loss

      Net loss was $80.9 million, or $6.22 per share, in the third quarter of 2005 compared to a net loss of $2.1 million, or $0.16 per share, for the same period in 2004. For the first nine months of 2005, net loss was $89.1 million, or $6.84 per share, compared to a net loss of $2.1 million, or $0.16 per share, for the same period in 2004. The net losses for the third quarter and first nine months of 2005 were attributed to the goodwill and intangible asset impairment charges, the increased interest expense related to the Company's senior notes, the decreased gross margins for Specialty Infusion and the charges taken primarily related to the Company's corporate office relocation.

Liquidity and Capital Resources

      Working capital deficit was $162.4 million at September 30, 2005 compared to working capital of $50.8 million at December 31, 2004 as the result of the Company classifying its debt and other obligation as current (see Note 1 of Notes to Condensed Consolidated Financial Statements). Total cash and cash equivalents at September 30, 2005 was $0.2 million. The ratio of current assets to current liabilities was 0.36 to 1 at September 30, 2005 and 1.8 to 1 at December 31, 2004.

      Cash flows used in operating activities for the nine months ended September 30, 2005 totaled $1.1 million, attributable to the net loss for the period, a $1.1 million change in the fair value of the interest rate swap and a decrease in accounts payable of $15.5 million, offset by depreciation and amortization of $7.1 million, bad debt provision of $2.9 million, the goodwill and intangible asset impairment charges of $78.7 million and decreases of approximately $4.5 million, $5.3 million and $6.0 million in accounts receivable, inventories and prepaids and other, respectively.

      Cash flows provided by investing activities totaled $0.7 million, primarily attributable to $4.5 million in proceeds received in connection with the Prescription City settlement, offset by $3.7 million in fixed asset purchases, net of disposals.

      Cash flows used in financing activities totaled $0.5 million attributable to $2.0 million in repayments of credit facilities and long-term liabilities, net, and payment of deferred financing costs, offset by $1.5 million in proceeds from repayments of notes receivable from stockholders.

      At September 30, 2005, the Company experienced a net decrease in accounts receivable of $7.4 million primarily attributable to reduced sales of Synagis(R) which is a seasonal product. Days sales outstanding ("DSO") was 95 days at September 30, 2005, as compared to 88 days at December 31, 2004. At September 30, 2005, DSO for the Specialty Infusion business unit was 99 days and for the Wound Care Management business unit, DSO was 60 days, compared to 89 days and 73 days, respectively, at December 31, 2004.

      As of September 30, 2005, the Company's debt and other obligation of $213.6 million included $185.0 million in senior notes, $23.3 million in borrowed funds from the Company's commercial lender, $0.8 million representing the Department of Justice ("DOJ") obligation, $1.5 million representing the convertible note used in connection with the purchase of Apex in February 2002 and $3.0 million in a convertible note related to the purchase of Home Care of New York, Inc. ("Home Care") in October 2002. The Company's debt and other obligation were classified as current liabilities under generally accepted accounting principles as of September 30, 2005 (see Note 1 of Notes to Condensed Consolidated Financial Statements). On October 26, 2005, the Company commenced litigation against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to

Curative in 2002. Prior to commencement of the action, Curative notified the representative of the former stockholders indicating that it would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The balance of the Apex note was approximately $1.5 million as of September 30, 2005 (see Part II, Item 1, "Legal Proceedings").

      The total of the Company's debt and other obligation and long-term liabilities decreased $3.9 million to $213.6 million compared to $217.5 million at December 31, 2004. The decrease was primarily due to a lower revolver balance at September 30, 2005 compared to December 31, 2004, a decrease in the DOJ obligation due to payments made in 2005 and the release of the obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City (see Part II, Item 1, "Legal Proceedings").

      The Company's current liquidity needs include those related to working capital needs for the servicing of its debt, approximately $19.9 million in interest expense, paid semi-annually, related principally to the Company's outstanding senior notes, a $0.8 million obligation payable to the DOJ related to the settlement of its litigation previously disclosed and the expansion of the Company's branch network of full-service pharmacies, including capital expenditure requirements of approximately $4.0 million. As previously disclosed, the Company hired a financial advisor to assess the financial alternatives available to the Company given its significant debt and continuing losses. In addition, an ad hoc committee comprised of the holders of approximately 80% of the Company's senior notes hired a financial advisor as well. Also as previously disclosed, the Company expected to receive a tax refund of approximately $3.4 million, and during the third quarter of 2005, the Company received approximately $3.1 million of those tax refunds. On May 2, 2005, the Company made the first 2005 semi-annual interest payment of approximately $9.75 million on the senior notes, and on October 23, 2005, the Company paid the $3.0 million convertible note related to the purchase of Home Care. The Company made these payments by drawing against its revolving credit facility. The Company did not, however, pay the November 1, 2005 coupon due on the senior notes and instead elected to use the 30-day grace period under the Note agreement to continue to negotiate with the ad hoc committee of the bondholders and their financial advisor regarding a restructuring of the senior notes. In the absence of significantly improved operating cash flow, a restructuring of the senior notes or some other event that improves liquidity, the Company currently does not expect to be able to service its debt obligations coming due in fiscal 2006. Any restructuring of the senior notes resulting from the current discussions with the ad hoc committee of the bondholders would likely include a conversion of some or all of this debt to some form and amount of equity. The amount, form and timing of any conversion to equity cannot be predicted at this time. The Company cannot guarantee that any restructuring or other agreement providing additional liquidity for the Company will be reached.

      The Company's longer term cash requirements include working capital for the expansion of its Specialty Infusion business branch pharmacy network and servicing of the Company's substantial debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company's management information systems. As of September 30, 2005, the Company had senior notes, bank debt and convertible and promissory notes totaling $212.8 million payable over various periods through 2011.

      As of September 30, 2005, the Company had approximately $16.7 million of availability under its revolving credit facility with GE Capital. The credit facility contains both financial and non-financial covenants. The financial covenants include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event of default under any of these covenants, the Company may seek a waiver or amendment of the covenants. Effective September 30, 2005, the Company and GE Capital executed a waiver agreement to the revolving credit facility related to the financial covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. Additionally, this waiver agreement included a temporary waiver until December 1, 2005 of any default under the credit facility related to the Company's not paying the November 1, 2005 coupon on the senior notes for 30 days. The Company also received a waiver during the quarter related to the non-payment of the promissory note in connection with the 2002 purchase of Apex. There can be no assurance, however, that such waivers or amendments that may be needed in the future will be obtained. In the event of any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under the Company's senior secured credit facility would result in an event of default under the indenture for the Company's senior notes as well. The Company was in compliance with the other covenants, as amended, under the credit facility at September 30, 2005.

Recently Issued Accounting Standard

      In December 2004, the FASB issued SFAS No. 123(R) which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25. Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

      The Company will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R)'s fair value method is expected to have a significant impact on the Company's results of operations.

Cautionary Statement and Risk Factors

      The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). When used in this Quarterly Report on Form 10-Q and in future filings by us with the Securities and Exchange Commission (the "SEC"), in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases "believes," "anticipates," "expects," "plans," "seeks," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements. These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual events or results may differ materially from the results discussed in the forward-looking statements.

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

      We had approximately $213.6 million in outstanding debt as of September 30, 2005, including $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the "Notes") and a $23.3 million revolving credit facility with General Electric Capital Corporation ("GE Capital"), and incurred significant losses over the past several quarters. We hired a financial advisor to assist us in evaluating the financial alternatives available given our significant debt and continuing losses. In October 2005, we commenced discussions with an ad hoc committee representing holders of approximately 80% of the aggregate principal amount of the Notes regarding a possible restructuring of the Notes. In connection with these discussions, we elected not to pay the interest payment due on the Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Note agreement. In addition, we executed a waiver agreement with GE Capital for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to our revolving credit facility for the quarter ended September 30, 2005, and it is uncertain whether we will be able to meet those obligations in the future. Therefore, all of our outstanding debt has been classified as current in the accompanying financial statements. These conditions raise substantial doubt about our ability to continue as a going concern (see Note 1 of Notes to Condensed Consolidaated Financial Statements).

      Our high level of indebtedness could have important consequences. For example, it could:

      o make it more difficult for us to satisfy our obligations on the Notes or under our revolving credit facility;

      o require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as branch pharmacy expansion, capital expenditures, acquisitions and working capital;

      o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      o increase our vulnerability to general adverse economic and industry conditions;

      o place us at a disadvantage compared to our competitors that have less debt;

      o     limit our ability to obtain or renew managed care contracts;

      o expose us to fluctuations in the interest rate environment because the Company's revolving credit facility is at a variable rate of interest; and

      o     limit our ability to borrow additional funds.

      We expect to obtain the money to pay our expenses and to pay the interest on the Notes, our revolving credit facility and other debt from cash flow from our operations and from additional loans under our revolving credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. For example, in 2004, our business was adversely affected by reimbursement reductions in the State of California for the hemophilia related products we sell. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt (including the Notes) and meet our other obligations, such as those relating to the expansion of our branch pharmacy network. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the Notes), sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our revolving credit facility and the indenture, may restrict us from adopting any of these alternatives. In October 2005, we commenced discussions with an ad hoc committee representing holders of approximately 80% of the aggregate principal amount of the Notes regarding a possible restructuring of the Notes. In connection with these discussions, we elected not to pay the interest payment due on the Notes on November 1, 2005. The failure to generate sufficient cash flow, to refinance or restructure a significant portion of our debt or otherwise improve our liquidity would significantly adversely affect the value of the Notes and our ability to pay principal of and interest on the Notes.

Our substantial outstanding debt subjects us to covenant default risk under our senior secured credit facility.

      We are highly leveraged. If we are unable to achieve our forecasted operating results, we may violate covenants under our senior secured credit facility which include a total leverage ratio, fixed charges coverage ratio, senior secured leverage ratio, capital expenditures and accounts receivable days outstanding limits. In the event we default under any of these covenants, we may seek a waiver or amendment of the covenants. Effective December 31, 2004, the Company executed an amendment to its revolving credit facility to amend the financial covenants of total leverage ratio and fixed charges, in addition to other changes made to the credit agreement. Effective September 30, 2005, the Company and GE Capital executed a waiver agreement to the revolving credit facility related to the financial covenants of total leverage ratio and senior secured leverage ratio as the Company was not in compliance with those covenants. The other financial covenants were amended through December 31, 2005 and may need to be amended again depending on the Company's operating results. There can be no assurance, however, that we will be able to obtain such a waiver or amendment. In the event we are unable to obtain a waiver or amendment to remedy any such default, the lender may suspend or terminate advances under the credit facility, or the lender may accelerate the debt and demand immediate payment of any outstanding balance. An acceleration of the debt under our senior secured credit facility would result in an event of default under the indenture for the Notes as well.

If we fail to comply with the terms of our settlement agreement with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

      On December 28, 2001, we entered into a settlement with the U.S. Department of Justice ("DOJ"), the U.S. Attorney for the Southern District of New York, the U.S. Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to whistleblower lawsuits previously pending against us in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Columbia. These lawsuits included allegations that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel and allegations that we violated the federal anti-kickback law and the federal False Claims Act. Under the terms of the settlement, the lawsuits were dismissed, the United States and the whistleblowers released us from the claims asserted in the lawsuits, and we agreed to pay to the United States a $9.0 million initial payment, with an additional $7.5 million to be paid over the next four years. As of September 30, 2005, a balance of approximately $0.8 million was outstanding on this obligation. Pursuant to the settlement, we have been required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement, avoiding violations of law and providing certain information to the DOJ from time to time. As of December 17, 2003, we were released from part of our obligations under the Corporate Integrity Agreement. The independent review organization that conducts the audit of our records pursuant to the Corporate Integrity Agreement is no longer required to conduct the general compliance review. If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions, including our Wound Care Management business unit being barred from participating in the Medicare program and other federal health care programs. In addition, as part of the settlement, we consented to the entry of a judgment against us for $28.0 million, less any amounts previously paid under the settlement, that would be imposed only if we fail to comply with the terms of the settlement, which, if required to be paid, could have a material adverse effect on our financial position. In July 2002, we settled a shareholders' class action suit for $10.5 million that had been consolidated from four lawsuits involving allegations stemming from the whistleblower lawsuits and DOJ investigations.

If DHS enforces its audit findings against third-party pharmacies and appeals are unsuccessful, it is likely that the third-party pharmacies would seek indemnification from us. Any requirement for us to indemnify the pharmacies could have a material adverse effect on our financial position and results of operations.

      As previously disclosed, we intend to dispute the results of audits conducted by the California Department of Health Services ("DHS") of three independent retail California pharmacies which previously did business with two of our subsidiaries, Apex Therapeutic Care, Inc. ("Apex") and eBioCare.com, Inc. ("eBioCare"). These subsidiaries provided contract pharmacy and billing services to the three independent retail pharmacies audited by DHS.

      The pharmacies recently have undergone audits by DHS which included a review of their Medi-Cal billing for clotting factor supplied to the pharmacies by Apex and eBioCare. The audits at issue covered the period from October 1, 2001 to May 30, 2004. Although Apex and eBioCare are not being audited, their previous contract pharmacy relationships with the three independent retail pharmacies are potentially implicated because the pharmacies may assert indemnification claims against Apex and eBioCare.

      Although no final audit findings have been issued, the Company's legal counsel recently has learned through discussions with DHS that final audit findings assessed against the three independent retail pharmacies may include up to $38.0 million in alleged overpayments.

      Approximately 85% of the assessment against the three independent retail pharmacies is for claims that DHS alleges were improperly reimbursed at 1% over the retail pharmacies' cost of acquiring the product from the Company's subsidiaries. DHS alleges that such reimbursement was improper because, in its view, payments should have been made at 1% over the cost the retail pharmacies would have incurred had they acquired the product directly from the product manufacturer.

      Substantially all of the balance of the assessment against the three independent retail pharmacies is based on allegedly improper reimbursement for the medically necessary anti-inhibitor product called FEIBA. DHS alleges that the retail pharmacies submitted claims for FEIBA improperly, in its view, when they used factor product service codes. Apex and eBioCare used the factor product service codes when submitting claims on behalf of the retail pharmacies because EDS, the company that processes claims for payment on behalf of DHS, could not accept the FEIBA-specific service code into its systems. DHS auditors have not confirmed whether they will include the FEIBA assessments in their final findings.

      The Company plans to work closely with the three independent retail pharmacies to appeal any assessments resulting from the audits. The Company believes the allegations asserted by DHS against the pharmacies are without merit, and the Company expects the pharmacies to vigorously defend against these allegations through administrative and judicial proceedings. The Company is also aware that other similar retail pharmacy relationships in California are being audited by DHS.

      The Company anticipates that the three independent retail pharmacies may assert claims for indemnification from the Company's subsidiaries for any liabilities resulting from the audits. Based on facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. While the Company is unable to estimate the range of potential loss due to the uncertainty of various issues involved in this matter, it does not believe the loss will exceed $38.0 million. No related loss provision has been accrued in the condensed consolidated financial statements as of September 30, 2005.

We are involved in litigation which may harm the value of our business.

      In the normal course of our business, we are involved in lawsuits, claims, and investigations, including any arising out of services or products provided by or to our operations, personal injury claims, employment disputes and contractual claims, the outcome of which, in our opinion, should not have a material adverse effect on our financial position and results of operations. However, we may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the respective acquisition.

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

      In the year ended December 31, 2004, approximately 40% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid programs, most of which were from California, and approximately 7% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under the Medicare program. During the nine months ended September 30, 2005, approximately 31% and 8% of our Specialty Infusion business unit's revenues were derived from products and/or services provided to patients covered under various state Medicaid and Medicare programs, respectively. Such programs are highly regulated and subject to frequent and substantial changes and cost-containment measures that may limit and reduce payments to providers. In the recent past, many states have been experiencing budget deficits that may require future reductions in health care related expenditures. According to a Kaiser Family Foundation report issued in October 2004, all 50 states and the District of Columbia implemented Medicaid cost containment measures in fiscal year 2004, and each of these states planned to put in additional spending constraints in fiscal year 2005. State cost containment activity continued to focus heavily on reducing provider payments and controlling prescription drug spending.

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

      In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services. For example, in California, where approximately 12% and 7% of our total revenues for the year ended December 31, 2004 and for the nine months ended September 30, 2005, respectively, were derived from blood-clotting products reimbursed by California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs. Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%. In addition, payments for California's Medicaid program ("Medi-Cal") and certain other state-funded health programs were to be reduced by 5% for services provided on and after January 1, 2004 and through December 31, 2007. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction in California Medical Association, et al v. Bonta ("CMA v. Bonta") enjoining that scheduled 5% Medi-Cal reimbursement rate cut. DHS appealed the decision to the federal Ninth Circuit Court of Appeals. The Ninth Circuit issued a decision on August 2, 2005 reversing the District Court's grant of the preliminary injunction. However, because a petition for rehearing and rehearing en banc has been filed, the preliminary injunction remains in effect until the Ninth Circuit rules on the petition. It is not known when the Ninth Circuit will rule. Further, subsequent to the issuance of the decision by the Ninth Circuit, the California legislature amended Welfare & Institutions Code Section 14105.19 to eliminate the 5% reduction for dates of service from January 1, 2004 through December 31, 2005. Thus, there is no possibility of recoupment of payments made pursuant to the preliminary injunction during this period. It is not possible to determine whether the current Medi-Cal rates will be reduced after January 1, 2006, should the petition for rehearing or rehearing en banc be denied. It is possible that the 5% reduction will go into effect at some point, or it is possible that the California legislature will pass further legislation to eliminate the 5% reduction. The District Court order enjoining the 5% Medi-Cal rate reduction did not apply to other state funded programs for hemophilia patients, and California implemented the 5% reduction for these other programs. However, the 5% reduction as applied to the other state funded programs was repealed on or about July 31, 2004 for services provided on and after July 1, 2004.

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

      In addition, the California legislature approved a proposal by the Governor of California to expand the Medi-Cal managed care program into 13 additional counties and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries. The Governor's proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a County Organized Health System ("COHS") model is proposed. Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities. We understand there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

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

      Our specialty infusion acquisitions resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of this goodwill. As such, we evaluate, at least on an annual basis, whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings. Due primarily to changes in the economics of the Specialty Infusion business unit we recorded a non-cash impairment charge of $78.5 million in goodwill and $0.2 million in other intangible assets, respectively, in the third quarter of 2005. We will continue to monitor our goodwill and intangibles for impairment indicators.

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

      As of September 30, 2005, we had goodwill of approximately $36.9 million, or 21% of total assets.

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and stock price.

      We must continue to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to these assessments. During this process, management may identify control deficiencies and material weaknesses in our internal control over financial reporting and in our disclosure controls and procedures. Although management's evaluation concluded that our internal control over financial reporting was effective as of December 31, 2004, we cannot predict the outcome of testing in future periods. Additionally, for the year ended December 31, 2005, our report on internal controls will include an evaluation of the internal controls of the acquired CCS branches which have not previously had such an evaluation. If we fail to maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could decline.

We are highly dependent on our relationships with a limited number of biopharmaceutical and pharmaceutical suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

      The biopharmaceutical and pharmaceutical industries are susceptible to product shortages. Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand. Although such shortages have ended, demand continues to grow. We are currently experiencing allocation restrictions of IVIG products. Suppliers were unable to increase production to meet rising global demand. For the year ended December 31, 2004, approximately 32%, or $81.3 million, and for the nine months ended September 30, 2005, approximately 25%, or $52.5 million, of our Specialty Infusion business unit's revenues were derived from our sale of factor VIII. We purchase the majority of our supplies of blood-clotting products from five suppliers: Baxter Healthcare Corporation, Wyeth-Ayerst Pharma, Bayer Direct, Novo Nordisk and ZLB Behring. We believe that these five suppliers represent substantially all of the production capacity for recombinant factor VIII. In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability. Our ability to take on additional customers or to acquire other specialty pharmacy or infusion services businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers. In addition, MedImmune, Inc. is the sole manufacturer of Synagis(R), a product used to treat RSV in infants. For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the nine months ended September 30, 2005, approximately 14%, or $28.1 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). In particular, RSV occurs primarily during the winter months and thus the demand for Synagis(R) is greater during this time. A shortage in the supply of Synagis(R) or our failure to adequately plan for the demand could adversely affect our financial results. MedImmune has designated us as an indirect participant in their distribution network for the 2005-2006 Synagis(R) season, and we have had to secure arrangements with other product wholesalers for supply of Synagis(R). MedImmune has declined to supply the product directly to us as a result of their evaluation of our financial statements. We have recently been put on allocation of product for IVIG by our largest supplier of IVIG product. Although we believe we will have sufficient supply of IVIG to service our existing customers, we may not be able to increase our market share of providing infusion services related to IVIG. There can be no assurance as to when the allocation for IVIG products will terminate. In addition, it is possible that we will experience price increases for these products. Although we believe the price increase for these products will be absorbed by our customers, there can be no assurance that we will be successful in passing on any such price increase. If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

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

      For the year ended December 31, 2004, approximately 17%, or $43.7 million, and for the nine months ended September 30, 2005, approximately 14%, or $28.1 million, of our Specialty Infusion business unit's revenues were derived from our sale of Synagis(R). Synagis(R) is used to prevent RSV in infants. As RSV occurs primarily during the winter months, the major portion of our Synagis(R) sales may be higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in our quarterly operating results.

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

      Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration's Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia-clotting factor and IVIG) that represented approximately 45% of our total Company revenues at December 31, 2004 and for the nine months ended September 30, 2005. To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with ours at prices lower than our cost for the same products. Our customers, where eligible, may elect to obtain hemophilia-clotting factor, or other products, from such lower-cost entities, which could result in a reduction of revenue to us.

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

      The success of our Specialty Infusion business unit depends upon our ability to retain key employees known as community-based representatives, and the loss of their services could adversely affect our business and prospects. Our community-based representatives are our chief contacts and maintain the primary relationship with our customers, and the loss of a single community-based representative could result in the loss of a significant number of customers. We do not have key person insurance on any of our community-based representatives. In addition, our success depends upon, among other things, the successful recruitment and retention of qualified personnel, and we may not be able to retain all of our key management personnel or be successful in recruiting additional replacements should that become necessary. For example, six of our customer sales and service representatives servicing hemophilia patients resigned from Curative on October 21, 2005. We estimate that the patients serviced by these employees represent approximately $25.0 million of revenue annually to Curative. We immediately implemented an action plan to communicate with and retain patients who were formerly serviced by these employees. We are monitoring compliance by these former employees with their continuing obligations under their respective employment agreements and will evaluate our legal remedies with respect to any of these employees who fail to comply with those obligations. At this time, it is not possible to forecast the impact that the departure of these individuals will have on our business.

Our inability to maintain a number of important contractual relationships could adversely affect our operations.

      Substantially all of the revenues of our Wound Care Management operations are derived from management contracts with acute care hospitals. At September 30, 2005, we had 107 management contracts (102 operating and 5 contracted). The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During 2004, one contract expired without renewal, and an additional five contracts were terminated prior to their scheduled expiration. During the nine months ended September 30, 2005, one contract expired without renewal, and three contracts were terminated prior to the scheduled expiration. Hospital contracts have been terminated for reasons such as hospital financial difficulties, Medicare reimbursement changes which reduced hospital revenues and the desire of the hospital to exit the business or manage it on its own. Our continued success is subject to, among other things, our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

      o The Department of Health and Human Services issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the maintenance, transmission, and security of individually identifiable health information. The privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, pharmacies and other health care providers) significant new restrictions on the use and disclosure of individually identifiable health information. The security regulations, with which compliance was required as of April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The regulations establishing electronic transaction standards that all health care providers must use when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions became effective October 2002, but Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. As a result of these HIPAA regulations, we have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws could harm our business.

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

Risks Related to our Outstanding Debt and Equity Securities

The Notes are unsecured.

      The Notes are not secured by any of our or our subsidiaries' assets. The indenture governing the Notes permits us and our subsidiaries to incur secured indebtedness, including pursuant to our revolving credit facility, purchase money instruments and other forms of secured indebtedness. As a result, the Notes and the guarantees will be effectively subordinated to all of our and the guarantors' secured obligations to the extent of the value of the assets securing such obligations. As of September 30, 2005, we had approximately $23.3 million of secured indebtedness.

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

      The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over the past eight quarters ended September 30, 2005, the market price of our common stock ranged from a low of $0.94 in the third quarter of 2005 to a high of $18.44 in the fourth quarter of 2003. Many factors have influenced the common stock price in the past, including fluctuations in our earnings and changes in our financial position, management changes, low trading volume, and negative publicity and uncertainty resulting from the legal actions brought against us. In addition, the securities markets have, from time to time, experienced significant broad price and volume fluctuations that may be unrelated to the operating performance of particular companies. All of these factors could adversely affect the market price of our common stock. Our listing on Nasdaq is dependent on maintaining certain criteria, including with respect to a minimum bid price and minimum value of publicly held shares, and certain other factors. Changes in our stock price and other variations in market factors may cause us not to comply with such requirements and, in any such event, trading of our common stock on the Nasdaq National Market System could be terminated.

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

      The table below provides information about the Company's financial instruments, in accordance with stated terms of related agreements, that are sensitive to changes in interest rates. For debt obligations, the table presents principal amounts outstanding and related weighted average interest rates at September 30, 2005 and for each of the next five years ended December 31 and thereafter. The following table provides information about the Company's financial instruments (dollars in millions):

----------------------------------------------------------------------------------------------------------------------------
                                                                                 Outstanding Balances
                                  September 30, 2005                                 December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                Fair                                                                 There-
                                  Balance      Value       2005        2006        2007        2008        2009       after
----------------------------------------------------------------------------------------------------------------------------
Liability:
Long-term debt (Senior Notes)
     Fixed rate ($US)(1)          $185.0      $64.75      $185.0      $185.0      $185.0      $185.0      $185.0     $185.0
     Average interest rate(1)      10.75%      22.03%      10.75%      10.75%      10.75%      10.75%      10.75%     10.75%
----------------------------------------------------------------------------------------------------------------------------
Long-term debt (Revolver)
     Variable rate ($US)(2)       $ 23.3      $ 23.3      $ 23.3      $ 23.3      $ 23.3      $ 23.3
     Average interest rate(2)       7.34%       7.34%       7.59%       8.31%       8.41%       8.47%     $   --     $   --
----------------------------------------------------------------------------------------------------------------------------
Convertible note used in
  purchase of Apex                $  1.5      $  1.5      $  1.5      $  1.5
     Average interest rate(3)        4.4%        4.4%        4.4%        4.4%     $   --      $   --      $   --     $   --
----------------------------------------------------------------------------------------------------------------------------
Convertible note used in
  purchase of Home Care           $  3.0      $  3.0
     Average interest rate(4)        3.0%        3.0%     $   --      $   --      $   --      $   --      $   --     $   --
----------------------------------------------------------------------------------------------------------------------------
Department of Justice
  obligation                      $  0.7      $  0.7
     Average interest rate(4)        6.0%        6.0%     $   --      $   --      $   --      $   --      $   --     $   --
----------------------------------------------------------------------------------------------------------------------------

(1) The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2) The average interest rates are based on the LIBOR forward yield curves at September 30, 2005 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at September 30, 2005 was the 30-day LIBOR rate of 3.84% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of September 30, 2005, the prime rate in effect was 6.75%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

(3) Average interest rates are contractual amounts. The Company is disputing this obligation (see Part II, Item 1, "Legal Proceedings").

(4)   Average interest rates are contractual amounts.

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

Changes in Internal Controls

      In connection with the Company's headquarters consolidation, which was substantially completed as of September 30, 2005, there were significant changes to the Company's personnel and their duties and responsibilities with respect to the financial close and control activities; however, the Company believes that these changes did not materially affect, and are not reasonably likely to materially affect, the Company's internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act).

      Accordingly, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Apex Therapeutic Care Litigation

      On October 26, 2005, the Company commenced litigation in the United States District Court for the Central District of California, entitled "Curative Health Services, Inc. vs. James H. Williams, et al.," against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking compensatory and punitive damages, the Company is disputing its obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders' representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.6 million. This event is not expected to cause a default under, or acceleration of, any other obligations of the Company.

Prescription City Litigation

      As previously disclosed in a Form 8-K filed on July 27, 2005, on July 26, 2005, the Company announced that it has reached a settlement with Prescription City in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief. Under the terms of the settlement, the Company received $4.5 million in cash and is released from its obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City.

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

4.5 Specimen of Regulation S Notes (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed April 30, 2004)

4.6 Specimen of Guarantees (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, filed April 30, 2004)

4.7 Specimen of Registered Notes (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q, filed November 9, 2004)

10.1 Lease and Agreement, dated June 10, 1991, by and between Executive Tower, Inc. and Critical Care Systems Inc.

10.2 Amendment to Lease, dated as of June 4, 2001, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc.

10.3 Second Amendment to Lease, dated as of June 25, 2001, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc.

10.4 Third Amendment to Lease, dated as of November 7, 2003, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc.

10.5 Fourth Amendment to Lease, dated as of July 11, 2005, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc.

10.6 Waiver Agreement, dated as of October 14, 2005, entered into among the Company, its subsidiaries and General Electric Capital Corporation

10.7 Waiver Agreement, dated as of November 7, 2005, entered into among the Company, its subsidiaries and General Electric Capital Corporation

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

Date: November 14, 2005

                                        CURATIVE HEALTH SERVICES, INC.
                                        (Registrant)


                                        By: /s/ Paul F. McConnell
                                            -------------------------
                                                Paul F. McConnell
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                        By: /s/ Thomas Axmacher
                                            -------------------------
                                                Thomas Axmacher
                                                Chief Financial Officer
                                                (Principal Financial Officer)