Form 10-K
period 2005-12-31
CURATIVE HEALTH SERVICES INC
filed 2006-04-11
CIK 1238631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-50371

Curative Health Services, Inc.

(Exact name of registrant as specified in its charter)

MINNESOTA	51-0467366
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

61 Spit Brook Road

Nashua, New Hampshire  03060

 (Address of principal executive offices)

(603) 888-1500

(Registrant’s telephone number, including area code)

Internet Website:  http://www.curative.com

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $22.4 million (based on the last sale price of such stock as reported by the Nasdaq National Market).

As of March 1, 2006, there were 13,043,133 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K is incorporated by reference to portions of our definitive proxy statement for our 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2006.

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, “Curative,” “Company,” “we,” “our,” and “us” refer collectively to Curative Health Services, Inc. and its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act and section 21C of the Securities Exchange Act of 1934, as amended, including statements concerning possible or assumed future results of operations of the Company and those preceded by, followed by, or that include the word “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should understand that the factors described below, in addition to those discussed under Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, could materially affect our future results and could cause those results to differ materially from those expressed in such forward looking statements.  These factors include:

•                  material adverse changes in economic conditions in the markets we serve;

•                  uncertainties with respect to the bankruptcy process and confirmation of our Prepackaged Joint Plan of Reorganization (see “Planned Reorganization and Chapter 11 Bankruptcy Proceedings” below);

•                  increases in labor costs;

•                  potential difficulties in attracting and retaining quality management and key personnel to execute the our current business strategy;

•                  failure to obtain new customers or retain existing customers;

•                  issues related to our financial situation and liquidity needs;

•                  inability to carry out our business strategies;

•                  changes in reimbursement policies and other legislative or regulatory initiatives aimed at reducing costs associated with the Medicaid and Medicare programs;

•                  integration risks in connection with our multiple acquisitions;

•                  relationships with a limited number of biopharmaceutical and pharmaceutical suppliers;

•                  relationships with our key community-based representatives;

•                  relationships with our payors;

•                  relationships with our shippers;

•                  the competitive nature of our business;

•                  changes in the extensive government regulations to which we are subject;

•                  our substantial indebtedness;

•                  our ability to generate sufficient cash;

•                  the ultimate resolution of litigation and indemnification claims against us; and

•                  other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

Except as required by law, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.  Forward-looking statements are provided in this Annual Report on Form 10-K pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 and should be evaluated in the context of the estimates, assumptions, uncertainties, and risks described herein.

ITEM 1.                             BUSINESS

OVERVIEW

Curative Health Services, Inc. operates a Specialty Infusion business unit and a Wound Care Management business unit to deliver high-quality care and positive clinical outcomes for patients experiencing serious acute or chronic medical conditions.

Our Specialty Infusion business unit provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states.  All patient care is delivered through a national footprint of community-based branches.  Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient’s infusion and related support needs.  We purchase biopharmaceutical and other pharmaceutical products from suppliers and contract with insurance companies and other payors to provide our services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services.  The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis.  Examples of biopharmaceutical products used by Curative’s patients include hemophilia clotting factor, intravenous immune globulins (“IVIG”) and Remicade®.  Examples of pharmaceutical products used by Curative’s patients include compounded pharmaceuticals, such as total parenteral nutrition (“TPN”) products, anti-infectives, chemotherapy agents and pain management products.  As of December 31, 2005, we had approximately 485 payor contracts and provided products or services in approximately 45 states.

Our Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management.  It manages, on behalf of hospital clients, a nationwide network of Wound Care Center® programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds.  Our Wound Management ProgramSM consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient’s specific wound care needs on a cost-effective basis.  Our treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field.  We maintain a proprietary database of patient results that we have collected since 1988 containing over 534,000 patient cases.  Our treatment procedures, which are based on extensive patient data, have allowed us to achieve an overall rate of healing of approximately 89% at December 31, 2005 for patients completing therapy.  As of December 31, 2005, our Wound Care Center® network consisted of 109 outpatient clinics (103 operating and 6 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

Our predecessor was incorporated in the State of Minnesota in 1984 under the name Curatech, Inc.  It changed its name to Curative Technologies, Inc. in March 1990 and to Curative Health Services, Inc. in June 1996.  In August 2003, our predecessor effected a holding company reorganization in which we became the holding company of our predecessor, which is now the direct parent of all of our other current subsidiaries, except for Curative Health Services of New York, Inc. and Critical Care Systems, Inc. which are our direct subsidiaries.  We assumed the name Curative Health Services, Inc. and our predecessor changed its name to Curative Health Services Co.  Our principal executive offices are currently located at 61 Spit Brook Road, Nashua, New Hampshire 03060, telephone number (603) 888-1500.

PLANNED REORGANIZATION AND CHAPTER 11 BANKRUPTCY PROCEEDINGS

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  We filed our chapter 11 cases (the “Chapter 11 Cases”) to implement and effect our Prepackaged Joint Plan of Reorganization, dated February 6, 2006 (the “Plan”).  Prior to commencement of the Chapter 11 Cases, we solicited votes to accept or reject the Plan from the holders of the $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the “Senior Notes”) issued by Curative and the holders of known general unsecured claims against the Company as of February 6, 2006.  Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006.  The Plan, which is described in more detail below, will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes.  Each holder of Senior Notes (each, a “Senior Noteholder”) will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the common stock of reorganized Curative (the “New Curative Common Stock”).  Holders of existing shares of Curative common stock (“Old Curative Common Stock”) and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished.

In connection with the reorganization to be effected by the Plan, we intend to deregister our existing securities under the Securities Exchange Act of 1934, and become a “private company” upon our emergence from Chapter 11.

Events Leading to Chapter 11 Cases

Factors Affecting our Liquidity

Since June 2004, we have faced various issues that have negatively affected our liquidity and our ability to service our debt obligations.  Specifically, and as described in further detail below, we have experienced reduced revenue generation as a result of:

•                  California’s modification of its blood-product reimbursement methodology,

•                  a modification of the federal government’s blood-product reimbursement methodology,

•                  slow maturation of certain new branch locations,

•                  the resignation of certain customer sales and service representatives, and

•                  additional future liquidity risks, including potential indemnification claims.

Significant Decrease in Blood-Product Reimbursement

On April 23, 2004, we acquired Critical Care Systems, Inc. (“CCS”), a leading national provider of specialty infusion pharmaceuticals and related services for a purchase price of $154.2 million, including working capital adjustments of approximately $4.1 million.  The acquisition of CCS was financed with a portion of the proceeds obtained from the issuance of the Senior Notes and additional borrowings.

At the time of the CCS acquisition, a significant portion of the Company’s business involved the sale of blood-clotting products by us to hemophilia patients who are beneficiaries of California’s Medicaid (“Medi-Cal”) program or other state funded programs for hemophilia patients.  These blood products were dispensed directly to patients or through our relationships with third party pharmacies.

In May 2004, California announced that, effective June 1, 2004, California modified its reimbursement methodology for blood-clotting products to average selling price (“ASP”) (as provided by the manufacturer) plus 20%.  This change in California’s reimbursement methodology amounted to an approximate 30-40% reduction from the acquisition cost plus 1% methodology previously in effect.  The implementation of this reduction in reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, significantly impacted the Company’s revenues from the sale of blood-clotting products.

In addition to the 30%-40% decrease in revenue for blood-clotting products generated from Medi-Cal reimbursement, in November 2004, the federal government announced that, effective January 1, 2005, it would modify its reimbursement methodology for blood-clotting products in a manner which would negatively affect our revenues.  Prior to January 1, 2005, we were able to seek reimbursement from Medicare for blood-clotting products at a rate of 95% of the average wholesale price (“AWP”).  After January 1, 2005, Medicare reimbursed for blood-clotting products at a rate of ASP plus 6% plus a $0.14 per unit dispensing fee.

Underperforming Branch Expansion

Our overall growth strategy, and our approach to offsetting the decreased revenue resulting from the change in Medi-Cal reimbursement methodology described above, included opening 13 new branches throughout the United States since June 2004.  We projected that these new branches would quickly enter into the necessary service contracts and other business and patient relationships in the short-term and begin generating positive revenue consistent with historical results.  However, for various reasons, including slower than anticipated managed care contract signings, certain of these branches have not matured as quickly as planned and have not generated anticipated revenues.

Resignation of Hemophilia Service Representatives

The success of our Specialty Infusion business unit depends in part upon our ability to retain key employees, referred to as hemophilia services representatives, who service hemophilia patients.  The hemophilia service representatives are the chief contacts and maintain the primary relationship with our customers.  While we have employment agreements with our hemophilia service representatives which, where appropriate, contain covenants not to compete and other restrictive covenants that apply if the hemophilia service representatives cease employment with us, the loss of any hemophilia service representatives could result in the loss of a significant number of customers and corresponding revenue from the sale of blood-clotting products to such customers.

On October 21, 2005, six hemophilia service representatives resigned.  We estimate that the patients serviced by these employees represent approximately $25.0 million of revenue annually.  While it is not certain that we will lose the full $25.0 million of revenue, it is likely that we will experience a significant decrease in revenue as a result of these resignations.  We may experience the loss of other hemophilia services representatives in the future which could adversely affect our business and prospects.

In addition to the factors adversely affecting our revenue generation described above, our future liquidity may also be affected by the following additional factor:

•                  The Pharmacy Claims.  Two of our subsidiaries, Apex Therapeutic Care, Inc. (“Apex”) and eBioCare.com, Inc. (“eBioCare”), might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with us.  The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California (the “DHS Audit”) related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare.  While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims.  Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million.

Plan Negotiations and Solicitation of Votes on the Prepackaged Plan

As a result of the foregoing factors, in June 2005, we began evaluating strategic alternatives and subsequently retained UBS Securities LLC as our financial advisors.  In September 2005, certain holders of our Senior Notes formed an Ad Hoc Committee and we began discussions with them with respect to a de-leveraging of our balance sheet.  On November 1, 2005, we were required to make an interest payment in the amount of approximately $9.9 million to the Senior Noteholders.  We elected not to make this interest payment and to use the 30-day grace period available under the indenture.  Upon expiration of the grace period on November 30, 2005, we did not make the interest payment and an event of default occurred under the Senior Notes, which also triggered an event of default under our prepetition credit facility (the “Existing Credit Facility”) with General Electric Capital Corporation (“GECC”).

In connection with the Existing Credit Facility, on December 1, 2005, we entered into a Forbearance Agreement, as amended (“Forbearance Agreement”) with GECC.  The Forbearance Agreement provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by a Credit Agreement dated April 23, 2004, as amended (the “Credit Agreement”), will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from our failure to pay interest on the Senior Notes.  Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006.  Under the terms of the Forbearance Agreement, we may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred.  Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder.

The Forbearance Agreement provides that interest on outstanding amounts on the revolver facility will accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred.  The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GECC will waive such additional interest due as long as:  1) a terminating event under the facility does not occur, 2) we accept GECC’s proposal for a DIP Credit facility and 3) GECC provides the Exit Facility (see Note 1 of Notes to Consolidated Financial Statements).  In addition, the Forbearance Agreement waives payment of an early termination fee that became due and payable of $1.2 million, subject to the same conditions as the PIK interest.  We recorded the $1.2 million termination penalty and PIK interest in the accompanying financial statements.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the DIP Financing described below.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

On December 2, 2005, we reached an agreement with the Ad Hoc Committee on the general terms of a financial restructuring and entered into a Plan Support Agreement.  The financial restructuring, as contemplated by the Plan Support Agreement and the Plan, is designed to (a) de-leverage our balance sheet, (b) provide us with substantial liquidity to conduct our business operations, (c) ensure that our business operations are unaffected by the Chapter 11 Cases and that we are able to retain our existing management and employees and (d) provide the greatest return to our creditors.  Under the Plan Support Agreement, the Senior Noteholders party thereto agreed to forbear from exercising remedies with respect to any defaults and events of defaults arising, or that may arise, under the Senior Notes, and agreed further to take all commercially reasonable actions to oppose and object to, and not to support, any person’s taking action to exercise remedies with respect to the Senior Notes.  The Plan Support Agreement will terminate on July 31, 2006, or upon the earlier failure to satisfy certain milestones with respect to the Prepackaged Plan.

On February 6, 2006, pursuant to the Plan Support Agreement, we commenced solicitation of votes on the Prepackaged Plan.  In connection with the solicitation, we circulated the Disclosure Statement in support of the Prepackaged Plan (the “Disclosure Statement”) to the Senior Noteholders and the holders of known general unsecured claims against the Company as of February 6, 2006.

The solicitation period with respect to votes on the Plan ended on March 13, 2006.  The Plan was accepted by 93.2% in number and 99.7% in amount of the beneficial holders of the Senior Noteholders voting on the Plan.  Holders of general unsecured claims against Curative and its subsidiaries, excluding Apex and eBioCare, (the “Curative Debtors”) voted to accept the Plan (62.5% in number and 91.1% in amount).  The only classes of creditors entitled to vote on the Plan and who did not vote to accept the Plan were general unsecured claims against Apex and eBioCare.

The Plan was filed with the Bankruptcy Court on March 27, 2006, along with the Disclosure Statement, our chapter 11 petition, the chapter 11 petitions for each of our subsidiaries, and various motions and applications requesting relief from the Bankruptcy Court to facilitate the administration of our Chapter 11 Cases.

On February 21, 2006, Curative’s existing common stock was delisted from the NASDAQ National Market System, due to Curative’s continuing failure to satisfy the continued listing requirements of that market.  Since that date, Curative’s existing common stock has traded in the over-the-counter market.

General Structure of the Plan

Under the Plan, we have established three groups of classes of claims:  (i) claims against the Curative Debtors, (ii) claims against Apex and (iii) claims against eBioCare.  The Plan achieves a consensual de-leveraging of our balance sheet and ensures that we will be a private company upon emergence from bankruptcy.  The Plan includes, among other things, the following key terms:

•                  Old Curative Common Stock.  On the date the Plan becomes effective, all shares of Old Curative Common Stock and options will be cancelled and Curative’s obligation to file reports and other information under the Securities Exchange Act of 1934, such as Forms 10-K and 10-Q, will be terminated.  The sole equity interests in reorganized Curative will consist of the New Curative Common Stock.  Holders of Old Curative Common Stock and options will not receive any distributions pursuant to the Plan.

•                  Senior Notes.  Pursuant to the elections made under the Plan, eligible Senior Noteholders representing approximately 88% in aggregate principal amount of Senior Notes, or $162.9, will receive their respective pro rata shares of cash consideration and shares of New Curative Common Stock on the effective date of the Plan.  The remaining Senior Noteholders will receive cash in an aggregate amount as provided in the Plan in exchange for their claims and will not receive any shares of New Curative Common Stock.

•                  Rights Offering.  Prior to solicitation of votes on the Plan, we issued non-certificated subscription rights to certain members of the Ad Hoc Committee entitling them to purchase shares of New Curative Common Stock on the effective date of the Plan.  Pursuant to Election and Subscription Agreements, the members of the Ad Hoc Committee have agreed to exercise their rights on the Plan’s effective date.  The proceeds from the exercise of the rights will be used to fund a substantial majority of the cash distributions under the Plan to those holders of Senior Notes who will not receive New Curative Common Stock.

•                  Treatment of General Unsecured Claims.  Each holder of an undisputed general unsecured claim against the Company (other than those against Apex and eBioCare) will receive a promissory note in a face amount equal to approximately 56% of its respective claim.  Each holder of an undisputed general unsecured claim against each of Apex and eBioCare will receive a promissory note in a face amount equal to approximately 5.2% of its respective claim.  Prior to the commencement of the Chapter 11 Cases, each holder of a general unsecured claim against each of the Curative Debtors, Apex and eBioCare had the option to elect to receive a cash payment in an amount equal to 50% of the face amount of its respective promissory note.  No such holder exercised the cash option.  In accordance with certain orders entered by the Bankruptcy Court and the Plan, certain general unsecured claims will be unimpaired and paid in full.

Existing Credit Facility.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the debtor-in-possession financing facility described below.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

•                  Other Secured Claims.  Secured claims against the Company (other than the claims relating to the Existing Credit Facility) will be unimpaired.

•                  Debtor-in-Possession Financing.  The Bankruptcy Court entered an interim order authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility that is secured by all or substantially all of our assets and a pledge of the equity interests of each of our subsidiaries (the “DIP Financing”).  Subject to approval by the Bankruptcy Court on a final basis, he proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under our Existing Credit Facility as of April 5, 2006 and also will be used for working capital and other general corporate purposes during the Chapter 11 Cases.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which we can use up to $7.5 million as a letter of credit sub facility and up to $5.0 million as a swingline sub facility (i.e., a short-term loan advance facility).  We used the facility immediately to pay all of our outstanding borrowings under the previous facility.

We will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period.  All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on our senior leverage ratio, which additional amounts may range from 3% to 3.5%.  For outstanding base rate loans, we will pay all accrued interest on the first business day of each calendar quarter.  All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on our senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

Pursuant to the terms of the credit agreement governing the DIP Financing, (the “DIP Credit Agreement”), we have made certain representations and warranties to GECC and are subject to certain reporting requirements and financial and other covenants.  The credit facility restricts our ability to incur or to permit any of our properties or assets to be encumbered by liens.  The credit facility also restricts our ability to make certain types of payments relating to our capital stock, including the declaration or payment of dividends.  Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is our ability to purchase assets and to make investments.  The covenants also restrict transactions with our affiliates and require us to maintain certain levels with respect to our total leverage ratio, senior leverage ratio and fixed charge coverage ratio.  The DIP facility provided for conditions to close which included covenants related to levels of our fixed charges coverage ratio, senior secured leverage ratio and total leverage ratio.  We were in compliance with these as well as other requirements as of the close date.

•                  New Management Incentive Plan.  Upon emergence from Chapter 11, we will adopt a new management incentive plan that is intended to provide incentives after the effective date to certain employees to continue their efforts to foster and promote the long-term growth and performance of our businesses.

•                  Certificate of Incorporation and By-laws of reorganized Curative.  Pursuant to the Plan, reorganized Curative will adopt a revised certificate of incorporation and by-laws which will be substantially in the form set forth in the Plan Supplement (as filed on Form 8-K on March 7, 2006, and as the same may be revised in accordance with the Plan).  The form of by-laws includes provisions requiring the affirmative vote of 62.5% of the outstanding New Curative Common Stock to effect: (i) any merger or consolidation in which reorganized Curative is a constituent corporation, (ii) a sale of all or substantially all of the assets of reorganized Curative, (iii) any amendment of the certificate of incorporation or bylaws of reorganized Curative, (iv) any issuance of greater than 20% of the New Curative Common Stock then outstanding or (v) any agreement between reorganized Curative or any subsidiary of reorganized Curative and any of its affiliates (subject to certain exceptions, including for contracts in the ordinary course of reorganized Curative’s business).  The form of by-laws also includes certain supermajority voting requirements for the board of directors of reorganized Curative that will be required for the issuance of senior equity securities or the incurrence of indebtedness above certain levels.  The form of certificate of incorporation also provides that stockholders will have preemption rights in respect of future issuances of New Curative Common Stock.

•                  Stockholders Agreement and Registration Rights Agreement of Reorganized Curative.  Pursuant to the Plan, all persons receiving New Curative Common Stock will execute a joinder to the Stockholders Agreement, and persons receiving 5% or more of the New Curative Common Stock will execute a joinder to the Registration Rights Agreement.  The Stockholders Agreement and the Registration Rights Agreement will be substantially in the form set forth in the Plan Supplement (as filed on Form 8-K on March 7, 2006, and as the same may be revised in accordance with the Plan).  The form of Stockholders Agreement prevents a party to the agreement from selling any of its shares to a person if, as a result of such sale, the purchaser would own more than 62.5% of the New Curative Common Stock then outstanding unless the purchaser agrees to purchase all shares of New Curative Common Stock held by any party to the Stockholders Agreement who wishes to sell its shares, at the highest price paid by the purchaser for any shares of Curative common stock acquired during the preceding 18 months.   The form of Stockholders Agreement also provides that parties to the agreement shall vote to elect two directors to the board of directors of reorganized Curative who are nominated by any person or group owning 33.3% or more of the New Curative Common Stock and one director who is nominated by any person owing more than 16.7% of the New Curative Common Stock but less than 33.3%.  The form of Registration Rights Agreement provides that registration rights holders holding at least a majority of the outstanding shares of New Curative Common Stock will have the right to require reorganized Curative to register an initial public offering that includes (a) shares to be sold by such stockholders after the second anniversary of the effective date of the Plan and (b) registration rights holders beneficially owning at least 25% of the outstanding shares of New Curative Common Stock will have the right to require such an initial public offering on or after the date that is 42 months following the Effective Date of the Plan.  The form of Registration Rights Agreement also provides for certain demand and “piggy back” registration rights following an initial registered public offering until the seventh anniversary of the Plan’s effective date.

The Plan is subject to formal approvals by the Bankruptcy Court prior to consummation.  There can be no assurance that the Bankruptcy Court will approve and confirm the Plan.

SPECIALTY INFUSION BUSINESS UNIT

Our Specialty Infusion business unit provides high-cost, injectable or infusible biopharmaceutical and compounded pharmaceutical products to patients with chronic health conditions for which there is no known cure and to patients with critical disease states that require specialized expertise in “high touch” injectable and infusion therapies.  High touch therapies require clinical management, special product handling and specialized nursing administration.  Our Specialty Infusion business unit focuses on and has core strengths in several therapies, including hemophilia clotting factor, anti-infective therapy, IVIG and TPN.  These products are used by patients with chronic or severe conditions such as hemophilia, RSV, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis.  Our local pharmacies provide biopharmaceutical and compounded pharmaceutical products which are generally injected or administered intravenously to patients in their homes and other alternative locations by a team of clinical professionals.  We also provide patient education and instruction regarding the administration of medications, clinical supervision of patient compliance, specialized delivery services, including refrigerated delivery and expedited overnight mail or courier service, patient and community advocacy and reimbursement services for or on behalf of patients and payors.  Additionally, we provide intravenous infusion services to patients in their home by an experienced team of clinical professionals or in our ambulatory infusion suites located in some of our branch pharmacies.

Our Specialty Infusion business unit purchases biopharmaceutical and other pharmaceutical products from suppliers and manufacturers and contracts with insurance companies and other payors, including managed care organizations, Medicare and Medicaid programs, to provide clinical management and related injectable and infusible services.  Specialty Infusion revenues are derived primarily from fees paid by the payors for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided.  Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which we receive related service fees.

Prior to December 2, 2005, our Specialty Infusion business unit offered Synagis® through injections to patients infected with respiratory syncytial virus, or RSV.  On December 2, 2005, we sold to ProCare Pharmacy Inc. and ProCare Pharmacy Direct, Inc. (collectively, “ProCare”) for $1.75 million in cash certain personal property, licenses, permits, contracts, leases and patient files related to our specialty injectable and oral medications business, including Synagis®.  In addition, ProCare assumed all liabilities and obligations related to the operation of the specialty injectable and oral medications business and the purchased assets arising after the consummation of the sale.  We agreed not to engage in the business of providing Synagis® in any territory covered by the purchased assets for three years after the closing.  See Note 5 of Notes to Consolidation Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding this sale.

Financial information with respect to the Specialty Infusion business unit, including information concerning revenues, operating (loss) profit from continuing operations and total assets may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

For the year ended December 31, 2005, the Specialty Infusion business unit recorded the majority of its revenues from three disease states:  hemophilia (approximately 38%) for which we provide both factor VIII and factor IX blood-clotting products, immune system disorders (approximately 10%) which are typically treated with IVIG and infectious diseases (approximately 17%) for which we provide antibiotics.  Additional information with respect to the Specialty Infusion business unit’s revenues from disease states may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  An overview of the disease states we service and products we offer follows.

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

Infectious diseases.  Anti-infective therapy involves the infusion of antibiotic, antiviral and antifungal medications for the treatment of a variety of infections, such as osteomyelitis (bone infections), bacterial endocarditis (infection of the heart valves), wound infections, infections associated with HIV/AIDS, cancer and post-kidney transplant treatment protocols.  Anti-infective drugs are more effective when infused directly into the patient’s blood as compared to oral ingestion.  Once discharged from a hospital, a vast majority of patients utilizing the anti-infective therapy require daily treatment for approximately three to four weeks.  Our Specialty Infusion business unit, in addition to offering a full range of pharmaceutical services, also offers nurse visitations to the patient’s home to educate, train and monitor the patient.

Immune system disorders.  The immune system acts as a natural defense system that recognizes foreign substances, such as bacteria and viruses, as being different from the body’s own tissues.  A healthy immune system allows the body to fight off infections while an unhealthy immune system, or immune system disorder, reduces the body’s ability to fight off infections.  Some immune disorders occur when the body treats its own tissues and cells as if they were foreign, prompting the immune system to produce antibodies that destroy those tissues and cells.  Most of these disorders are progressive in nature and, therefore, cannot be cured.  Treatment of immune disorders typically consists of intravenous infusion of immune globulins which are concentrated levels of antibodies derived from pooled human plasma designed to strengthen the immune system.  Clinical oversight is generally necessary for injecting immune globulins due to the high toxicity level, length of treatment and the potential for a negative reaction to the infusion.  Our Specialty Infusion business unit operates ambulatory infusion suites in some of its branch pharmacies and offers nurse visitation to the home to administer infusions to the patient there.

Nutritional Support.  Certain diseases, such as inflammatory bowel disease, short bowel syndrome, pancreatitis or other gastrointestinal illnesses that prohibit oral digestion, require the patient to obtain life-sustaining nutrients through infusion.  TPN is a solution that contains one or more of the following:  amino acids, dextrose, fatty acids, electrolytes, trace elements, minerals and vitamins.  Accordingly, TPN is mixed for each patient specifically and requires a high degree of pharmacy manipulation.  TPN therapy is also utilized to augment the nutritional status of patients with cancer, hyperemesis and eating disorders.  Certain patients require TPN for life, while others may only need short-term therapy.  Our Specialty Infusion business unit offers nutritional assessments, clinical pharmacy consultants, nurse visitations to the patient’s home, patient education, blood draws and patient monitoring.

Cancer.  Chemotherapy, the use of drugs to treat cancer, works by seeking out and destroying fast-growing cells.  However, chemotherapy not only attacks cancer cells, but also healthy cells which are needed for strength.  One of the common side effects of chemotherapy, and the most prevalent, is anemia which occurs when the body does not have enough red blood cells.  Red blood cells carry hemoglobin, which transports oxygen to cells and organs.  Once depleted of red blood cells, the body is then unable to adequately transport oxygen and fatigue results, stealing the physical and emotional strength needed to fight cancer.  Anemia affects up to two out of three chemotherapy patients.  Another side effect of chemotherapy is a severe drop in infection-fighting white blood cells, a condition called neutropenia.  About half of cancer chemotherapy patients develop neutropenia, placing them at risk for life-threatening infections which may require hospitalization and can delay chemotherapy treatment and reduce its effectiveness.  Our Specialty Infusion business unit provides chemotherapeutic regimens for cancer treatments, anti-infective therapy for infections associated with cancer treatments, TPN for nutritionally compromised cancer patients and other adjunctive chemotherapy treatments, such as Epogen®, Procrit® and Neupogen® to treat red and white blood cell deficiencies.

Rheumatoid arthritis.  Rheumatoid arthritis is a chronic inflammatory disease of the synovium, or lining of the joint, that results in pain, stiffness, swelling, deformity and loss of function in the joints as cartilage and bone is destroyed.  This inflammation is most common in the hands and the feet.  It is estimated that approximately 2.1 million people in the United States, or 1% of the population, have rheumatoid arthritis.  The treatment of rheumatoid arthritis involves specialty biopharmaceuticals and pharmaceuticals.  Our Specialty Infusion business unit provides specialty anti-inflammatory biopharmaceuticals to treat the symptoms of rheumatoid arthritis, such as Enbrel®, generally taken several times weekly, and Remicade®, an infused therapy generally taken bi-monthly and administered in a physician’s office, the patient’s home or in one of our local ambulatory infusion suites.

Hepatitis C.  Hepatitis C is a blood-borne infection that can attack and damage the liver.  The hepatitis C virus is spread predominately through contact with infected blood and can lead to cirrhosis, liver cancer or liver failure.  Hepatitis C is characterized by a consistent elevation of liver enzymes and is the principal reason for liver transplant.  The virus affects an estimated four million persons in the United States; however, with proper treatment, about 40% - 80% of all patients can now be cured.  Our Specialty Infusion business unit provides hepatitis C treatments such as PEG-Intron®, Rebetron® and Rebetol®.

Multiple sclerosis.  Multiple sclerosis is a chronic disease of the central nervous system for which neither a cause nor a cure is currently known.  The central nervous system is made up of nerves that act as the body’s messenger system.  Nerves are protected by substances called myelin, which insulate the nerves and aid in the transmission of nerve impulses, or messages between the brain and other parts of the body.  In patients with multiple sclerosis, the body’s immune cells enter the brain and spinal cord and attack the protective myelin covering.  Once the myelin is gone and replaced with scar tissue, a process called demyelination, nerve impulses sent throughout the central nervous system can become disrupted.  The brain then becomes unable to properly send and receive messages.  The type and severity of multiple sclerosis varies by the location and the extent of demyelination.  It is estimated that multiple sclerosis affects approximately 2.5 million people worldwide, including 400,000 Americans.  In recent years, the U.S. Food and Drug Administration (“FDA”) approved several biopharmaceutical and pharmaceutical products that have been shown to help slow the progression of multiple sclerosis, including Avonex®, Betaseron®, Copaxone® and Rebif®.

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

Specialty Infusion - Product Suppliers

We purchase products directly from manufacturers and wholesale distributors.  The majority of our hemophilia-related products is purchased from five suppliers with whom we have supply arrangements and our IVIG and other products from multiple suppliers.

Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG products, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand.  Although such shortages have ended, demand continues to grow.  We are currently experiencing allocation restrictions of IVIG products.  We currently have a contract to purchase a substantial amount of various pharmaceuticals that will expire in August 2006, one contract to purchase a substantial amount of factor that will expire in December 2006 and another contract to purchase medical supplies that will expire in March 2007.  While we cannot be certain, we believe that under our arrangements with suppliers, we will have adequate supply of the products we offer, other than IVIG, to serve our existing patients and to add new patients in 2006.

Specialty Infusion - Strategy

The strategy of our Specialty Infusion business unit is to achieve same store sales growth by continuing to focus on our core therapies (hemophilia clotting factor, IVIG, anti-infective therapy and TPN) with which we have significant clinical experience, delivery capabilities and strong payor relationships.  As of December 31, 2005, we operated 46 locally-based full service pharmacies where we endeavor to deliver positive clinical outcomes through locally-based clinical teams comprised of Company-employed pharmacists, nurses, dietitians and other experts.  We continue to leverage and build upon our approximately 485 local, regional and national payor relationships.  Utilizing our local presence, we plan to further expand our existing relationships and cultivate new opportunities with physician and hospital referral sources.  We will expand into new disease states that require high-touch, local distribution, similar to our core therapies.  We will use scale and clinical expertise to compete against both local and national competitors in the fragmented specialty pharmacy and home infusion markets.  We also expect to grow by opening new locations that leverage our corporate infrastructure and state-level regulatory expertise and contacts.  Additionally, we may selectively acquire complementary businesses that we believe will expand our service and product offerings and our customer base, deepen our penetration in existing markets and increase our operating leverage.

Specialty Infusion – Marketing

We have assembled an industry-experienced sales force to execute our growth strategy.  As of December 31, 2005, we had more than 85 Specialty Infusion sales and service representatives, 31 of whom are exclusively dedicated to servicing the hemophilia community.  Our dedicated hemophilia sales and service representatives are responsible for distributing patient education materials, providing product inventory support, ensuring patient compliance according to their diagnoses and increasing the patient base they serve.  The majority of our Specialty Infusion sales force is focused on selling our complete portfolio of core therapies directly to physicians, case managers and other patient influencers.  They are responsible for enhancing existing relationships while developing new referral sources.  Through our dedicated contracting department, we continue to expand upon existing managed care relationships while adding new contracts.

Specialty Infusion - Payors

As of December 31, 2005, the Specialty Infusion business unit had approximately 485 payor contracts.  We typically contract with large health maintenance organizations, major health insurers, government agencies and physician practices.  The following provides approximate percentages of our Specialty Infusion business unit’s patient revenues for the years ended December 31:

	2005	2004	2003
Private payors	65.2%	58.5%	40.6%
Medicaid	24.5%	32.4%	50.6%
Medicare	10.3%	9.1%	8.8%

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

Our Specialty Infusion business unit offers a local reimbursement model for all of our products, supporting both the patient and payor.  Prior to shipping the product or administering the product in the patient’s home, our local reimbursement staff obtains authorization from the patient’s insurer, easing the process for the patients and avoiding billing disputes with payors which might otherwise occur.

Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug’s AWP.  Most of our Specialty Infusion business unit’s revenues result from reimbursement methodologies based on the AWP of our products.  The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers.  Various federal and state government agencies have been investigating whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs.  There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers’ AWP for a particular drug(s).  These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state’s reimbursement policies.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) was signed into federal law, providing for a Medicare prescription drug benefit and other changes to the Medicare program, including changes to payment methodologies for products we distribute that are covered by Medicare.  Prior to MMA, Medicare reimbursement for many of the products we distribute was based on 95% of the products’ AWP.  Under MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004.  This 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP during 2004.

Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed from an AWP-based system to one based upon ASP which has lowered Medicare reimbursement.  In addition to the payment we receive from the Medicare program for blood-clotting factor, beginning in January 2005, we receive a separate payment of $0.14 for each unit of factor furnished to Medicare beneficiaries.  It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology.  In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services.  For example, in California, where approximately 5% and 12% of our total revenues for the years ended December 31, 2005 and 2004, respectively, were derived from blood-clotting products reimbursed by California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs.  Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

Effective June 1, 2004, Medi-Cal implemented the ASP reimbursement methodology for blood-clotting factor products which amounted to an approximate 30-40% cut from rates previously in effect.  The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted our revenues and profitability from the sale of products by us or by retail pharmacies to which we provide products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both a lawsuit previously filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, and a lawsuit previously filed by us in the Superior Court for the County of Sacramento relating to, among other things, the State of California’s failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates.  In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children’s Services and Genetically Handicapped Persons Program claims submitted by us.  In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.

In addition, the California legislature approved a proposal by the Governor of California to expand the Medi-Cal managed care program and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries.  The Governor’s proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a County Organized Health System (“COHS”) model is proposed.  Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities.  We understand there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is uncertain at this time.

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

WOUND CARE MANAGEMENT BUSINESS UNIT

Our Wound Care Management business unit is a leading provider of wound care management services that manages, on behalf of hospital clients, a nationwide network of Wound Care Center® programs that offer a comprehensive range of services for treatment of chronic wounds.

Financial information with respect to the Wound Care Management business unit, including information concerning revenues, operating profit from continuing operations and total assets may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Wound Care Management - The Curative Approach to Chronic Wound Care

Our Wound Care Management ProgramSM is a comprehensive array of diagnostic and therapeutic treatment regimens with all the components of care necessary to treat chronic wounds.  The Wound Care Management ProgramSM is administered primarily through a nationwide network of Wound Care Center® programs.  We believe the Wound Care Management ProgramSM provides a better approach to chronic wound management than the traditional approach, which we believe lacks a comprehensive solution, effective technology, positive outcomes and cost efficiency.  Each Wound Care Management ProgramSM offers its patients an inter-disciplinary team of health care professionals, typically including general and specialty surgeons and a medical director, nurse, case manager, nutritionist and endocrinologist.

In most cases, patients arriving at a Wound Care Center® program have been treated with traditional wound healing techniques but continue to suffer from chronic wounds.  In some cases, patients come to a Wound Care Center® program after they have received an opinion from their primary physician that limb amputation may be required.  After being treated under our Wound Care Management ProgramSM, for the quarter ended December 31, 2004, 101 out of 114 patients who were recommended for amputation, or approximately 88% did not require a limb amputation.  Wound Care Management believes that this demonstrates the impact that the Wound Care Management business unit’s Wound Management ProgramSM has on reducing health care costs and improving the quality of life.  Upon the commencement of treatment under our Wound Management ProgramSM, medical personnel conduct a systematic diagnostic assessment of the patient.  Specialized treatment plans are then established for the patient, based on the underlying cause of the wound and the unique status of the patient.  After the assessment phase, the course of treatment in the Wound Management ProgramSM may include revascularization, infection control, wound debridement, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications.

To measure the effectiveness of our Wound Management ProgramSM, we have developed a functional assessment scoring system to measure the healing of a wound.  Under this system, a chronic wound is assessed when (i) it is less than 100% epithelialized (i.e., the wound is covered by a membranous cellular tissue that covers and protects a wound as it heals) and requires a dressing, (ii) it is completely covered by epithelium (i.e., a membranous cellular tissue that covers and protects a wound as it heals) but still requires intervention and dressing, (iii) maturing skin is present, but the wound requires a protective dressing and (iv) mature skin requires preventive care only.  We have a proprietary database of patient outcomes that has been collected since 1988 containing over 534,000 patient records as of December 31, 2005 which indicate an overall healing rate of approximately 89% for patients completing therapy for the quarter ended December 31, 2005.

Wound Care Management - Strategy

The objective of our Wound Care Management business unit is to enhance its position as a leading disease management company in the chronic wound care market.  Its growth strategy is to continue to improve and refine the Wound Management ProgramSM while broadening its delivery models to cover the entire continuum of care for wound management.  Key elements of this strategy include:

Continue to develop Wound Care Management business unit’s nationwide network of outpatient Wound Care Center® programs.  We intend to continue pursuing additional outpatient Wound Care Center® programs on or near the campuses of acute care hospitals.  Since December 2003, the total number of net programs contracted and operating increased from 94 to 109 as of the end of 2005.  Contract terminations have been effected for such reasons as reduced reimbursement, financial restructuring, hospital bankruptcies or closings.  Additionally, we believe that hospitals choose to terminate or not renew contracts based upon decisions to terminate our programs or to operate them internally.  As of December 31, 2005, Wound Care Management managed 103 operating outpatient Wound Care

Center® programs and believes there is opportunity for growth.  We believe hospitals are continually seeking low-cost, high-quality solutions to wound management, such as those provided by Wound Care Management.  In addition, we believe the Wound Management ProgramSM enables its hospital clients to differentiate themselves from their competitors through better wound care treatment outcomes, reduced costs due to decreased inpatient lengths of stay and increased revenue through the introduction of new patients.  As a result, we believe there is a significant opportunity for Wound Care Management to continue to expand its Wound Care Center® programs through affiliation with acute care hospitals.

In 2002, we signed a multi-year contract with VHA, Inc. (“VHA”), a cooperative representing more than 2,200 leading community-owned health care organizations and their affiliated physicians.  Under this agreement, which was renewed in November of 2005, we offer wound management services to VHA members which comprise 25% of the community-owned hospitals in the United States, including many of the nation’s largest and most respected institutions.

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

Provide a comprehensive managed care product.  We believe that wound care represents a significant cost to managed care organizations and that Wound Care Management has the ability to provide a variety of services to managed care payors.  These services may include, among others, case management, accreditation services and other tools necessary to effectively manage wound care patients.  With its Wound Management ProgramSM and increasing presence in multiple health care delivery settings, Wound Care Management can offer managed care payors a relationship which we believe will provide better patient healing outcomes, patient satisfaction and more cost-effective services for subscribers.

Enhance our Wound Management ProgramSM.  Our Wound Care Management business unit currently offers a unique Wound Management ProgramSM which includes assessment, vascular studies, revascularization, infection control, wound debridement, growth factor therapy, skin grafting, nutrition, protection devices, patient education, referrals and effective management of care through patient/provider communications.  Wound Care Management is continually exploring and seeking advances in wound care management services and products which could enhance its current Wound Management ProgramSM.  We are actively pursuing such advances through the continuous development of our current services and co-marketing arrangements with other providers of wound care products and services.  Wound Care Management’s current service offerings include furnishing hyperbaric oxygen services to interested hospital partners, forming alliances with companies marketing new wound care technologies and developing clinical research capabilities for the Wound Care Center® network.

Wound Care Management - Wound Care Operations

Wound Care Management’s wound care operations offer health care providers the opportunity to create specialty wound care departments designed to meet the needs of chronic wound patients.  The initial focus of Wound Care Management’s wound care operations has been hospital outpatient Wound Care Center® programs.  Wound Care Management is currently expanding its programmatic approach to wound care to inpatient settings, such as acute care hospitals and long-term care facilities.  In these settings, Wound Care Management offers an inter-disciplinary approach to the treatment of chronic wounds in the inpatient settings to complement existing hospital Wound Care Center® programs.

Hospital outpatient Wound Care Center® programs.  Outpatient Wound Care Center® programs, located on or near the campuses of acute care hospitals, represent Wound Care Management’s core business.  A typical hospital outpatient Wound Care Center® consists of approximately 2,500 square feet of space, comprised of four to eight exam rooms, a nursing station and physician and administrative offices.  These Wound Care Center® programs are designed to deliver all necessary outpatient services for the treatment of chronic wounds, with the hospital providing any inpatient care such as revascularization or surgical debridement.

Wound Care Management currently offers its hospital clients two outpatient Wound Care Center® models:  a management model and an “under arrangement” model, with a primary focus on developing management models.  The differences between these two models relate primarily to the employment of the clinical staff at the Wound Care Center® program.  In the management model, generally our only employee at the Wound Care Center® program is the center’s Program Director, and Wound Care Management generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee.  In the “under arrangement” model, we employ most or all of the clinical and administrative staff (other than physicians) at the Wound Care Center® program, and structure our fees similarly to those of the management model with the exception of inclusion of fees to cover additional employee costs.  In all other material respects, the two models are identical.  In both models, physicians remain independent contractors, and Wound Care Management recruits and trains the physicians and staff associated with the Wound Care Center® program.  The physicians providing services at a Wound Care Center® program are recruited by Wound Care Management, primarily from among the doctors who work at the hospital and practice in related areas.  In addition, in both models, Wound Care Management’s field support departments provide the staff at each Wound Care Center® program with clinical oversight, quality assurance, reimbursement consulting, community education and marketing, a proprietary database, training and general administrative support services.  The terms of Wound Care Management’s contract with each hospital are negotiated individually.  Generally, in addition to the management fees described above, the contracts provide for development fees charged to the hospital.  In both models, the hospital and the physician bill the patient for the services provided and are responsible for seeking reimbursement from insurers or other third-party payors.

The first Wound Care Center® program opened in 1988, and, as of December 31, 2005, there were 109 hospital outpatient Wound Care Center® programs in operation or under contract in approximately 30 states.  In addition, in 2005, Wound Care Management entered into contracts with 18 hospitals to open additional Wound Care Center® programs.  Wound Care Management’s hospital client base ranges from medium-sized community-based hospitals to large hospitals affiliated with national chains and not-for-profit hospitals in local markets.  Wound Care Management selects hospital clients based on a number of criteria.  A suitable hospital client typically can accommodate at least 100 inpatient beds, has a primary and secondary market population greater than 100,000 people, offers services which complement the Wound Management ProgramSM, including physician specialists in the areas of general, plastic and vascular surgery, endocrinology and diabetes, is financially stable and has a solid reputation in the community it serves.  Of Wound Care Management’s 109 hospital outpatient Wound Care Center® programs, 105 are management model centers and 4 are “under arrangement” model centers.

In expanding its product offering, Wound Care Management furnishes hyperbaric oxygen therapy (“HBO”) services to interested hospital partners operating outpatient Wound Care Center® programs.  These services generally include furnishing HBO chambers and managing the program.  As of December 31, 2005, there were 28 HBO programs in operation or under contract complementing existing hospital outpatient Wound Care Center® programs of which 22 were operating and 6 were under contract.

Inpatient wound care programs.  Wound Care Management is addressing the needs of the inpatient wound care market through the development of new inpatient programs.  These patients often have pressure sores resulting from inactivity.  While not typically as severe as diabetic or venous stasis ulcers, pressure sores represent the largest segment of the chronic wound market.  Wound Care Management has developed an inpatient program for its affiliated acute care hospitals that is directed at assisting those hospitals in identifying and managing inpatients in the acute care hospital that are at risk of acquired wounds or who already suffer from chronic wounds.  The program is primarily directed at reducing the length of stay of those patients in the acute care setting and related wound care costs.  Wound Care Management has also developed a Wound Outreach Program, whereby a nurse practitioner or physician assistant from an affiliated outpatient Wound Care Center® program provides wound-related services to long-term care facilities in surrounding areas.  As of December 31, 2005, Wound Care Management had contracts to manage 32 such inpatient programs at existing acute-care hospital customers of which 23 were operating.  Further, as of December 31, 2005, Wound Care Management had contracts to manage 25 programs that provide outreach wound care services to local long-term care facilities.  There can be no assurance that these programs will be successful in the future.

Contracts terms and renewals.  Substantially all of the revenues of the Wound Care Management business unit are derived from management contracts with acute care hospitals.  The contracts generally have initial terms of three to five years and many have automatic renewal terms unless specifically terminated.  The contracts often provide for early termination either by the client hospital, if specified performance criteria are not satisfied, or by Curative under various other circumstances.  Historically, some contracts have expired without renewal, and others have been terminated by Wound Care Management or the client hospital for various reasons prior to their scheduled expiration.  During 2005, two hospital contracts expired without renewal, and an additional four hospital contracts were terminated by the client hospital prior to their scheduled expiration.  Generally, Wound Care Management elects to negotiate a mutual termination of a management contract if a client hospital desires to terminate the contract prior to its stated term.  Wound Care Management believes that there were a number of reasons why hospitals chose to terminate their contract, including hospital financial difficulties and the Medicare reimbursement changes which reduced hospital revenues.  The continued success of the Wound Care Management business unit is subject to its ability to renew or extend existing management contracts and obtain new management contracts.  We believe that hospitals choose to terminate or not to renew contracts based on decisions to terminate their wound care programs or to convert their programs from independently-managed programs to programs operated internally.  There can be no assurance that any hospital will continue to do business with Wound Care Management following the expiration of its management contract or earlier, if such management contract is terminable prior to expiration.  In addition, any changes in the Medicare program or third-party reimbursement levels, which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by Wound Care Management, could result in the early termination of existing management contracts and would adversely affect the ability of Wound Care Management to renew or extend existing management contracts and to obtain new management contracts.  The termination or non-renewal of a material number of management contracts could harm our business.

Managed care operations.  Wound Care Management’s managed care strategy is currently focused on marketing Wound Care Center® program services to local managed care organizations in concert with its hospital clients’ efforts to promote all hospital-based services to such managed care organizations.  Wound Care Management seeks to establish relationships with managed care organizations and other disease management companies to provide wound care services.  Wound Care Management’s contractual arrangements with managed care organizations and other disease management companies, which will vary based upon the needs of the particular customer, are expected to provide for Wound Care Management to receive compensation on a fee-for-service, fixed-case rate or at-risk capitation basis.  While Wound Care Management anticipates that most of its managed care contracts will be fee-for-service or case-rate contracts, it expects that at-risk capitation could become a contracting method.

Wound Care Management has developed tools to help managed care organizations and other disease management companies assess their current wound care experiences (both clinical results and costs) against our Wound Management ProgramSM in order to demonstrate that a wound care carve-out product can provide added value.  To date, Wound Care Management has been unsuccessful in establishing managed care or disease management relationships.

Wound Care Management’s managed care operations have been limited.  Although Wound Care Management or its hospital clients have been reimbursed for wound treatment by a number of managed care organizations on a case-by-case basis, Wound Care Management currently has no contracts that require or offer incentives to subscribers to use Wound Care Management’s wound care services.  There can be no assurance that Wound Care Management will be able to successfully expand its managed care operations.

Wound Care Management - Community Education and Marketing

Wound Care Management’s community education and marketing strategy consists of a two-fold approach involving the development of new wound care programs as well as the growth in operating Wound Care Center® programs.  The professional community education component is locally managed and conducted by the Wound Care Center® Program Directors under the supervision of the Regional Managers with support from Community Education Managers.  The primary community education efforts are directed at physicians and other health care professionals to expand community awareness of the Wound Care Center® program services.

In addition, community education marketing plans are developed each year at each Wound Care Center® program.  The development and execution of the plan is the responsibility of the Program Director at the Wound Care Center® along with the Corporate Marketing Department.  The plan details the anticipated marketing for the year and may include radio and print advertising as well as professional symposiums and other community education.  Wound Care Management markets the Wound Care Center® program concept to hospitals as a therapeutic “Center of Excellence.”  Wound Care Management believes that having a Wound Care Center® program can differentiate a hospital from its competitors and can increase the hospital’s revenues through the introduction of new patients, which leads to an increase in appropriate ambulatory surgeries, X-rays, laboratory tests and inpatient surgeries such as debridements, vascular surgeries and plastic surgeries.

Wound Care Management’s efforts to develop new wound management programs is the responsibility of the Directors of Business Development, whose primary role is the development of new wound care programs with acute care hospitals.  As of December 31, 2005, Wound Care Management had four Directors of Business Development.

Wound Care Management – Third-Party Reimbursement

Wound Care Management, through its wound care operations, provides contractual management services for fees to acute care hospitals and other health care providers.  These providers, in turn, seek reimbursement from third-party payors, such as Medicare, Medicaid, health maintenance organizations and private insurers, for clinical services rendered to patients insured by these payors.  The availability of reimbursement from such payors has been a significant factor in Wound Care Management’s ability to increase its revenue streams and will be important for future growth.

Each third-party payor formulates its own coverage and reimbursements policies.  Although we have not, and we believe that our clients have not, in general experienced difficulty in securing third-party reimbursement for Wound Care Center® program services, some hospitals have experienced denials, delays and difficulties in obtaining such reimbursement.  To our knowledge, no widespread denials have been received by hospitals regarding reimbursement for Wound Care Center® program clinical services.  We discuss coverage and reimbursement issues with our hospital clients and third-party payors on a regular basis.  Such discussions will continue as we seek to assure sufficient payments from third-party payors to our hospital customers for services managed by us so that our hospital customers and potential customers find it financially feasible to renew contracts or enter into contracts with Wound Care Management.  Although no individual coverage and reimbursement decision is material to us, a widespread denial of reimbursement coverage for clinical services provided in the Wound Care Center® programs could have a material adverse effect on our business, financial position and results of operations.

As a result of the Balanced Budget Act of 1997, the Centers for Medicare & Medicaid Services (“CMS”) implemented the Outpatient Prospective Payment System for most hospital outpatient department services furnished to Medicare patients beginning August 2000, under which a predetermined rate is paid to each hospital for clinic services rendered, regardless of the hospital’s cost.  We believe the new payment system does not provide comparable reimbursement for services previously reimbursed on a reasonable cost basis, and we believe the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center® programs we manage on behalf of the hospitals.  As a result, during 2004, we renegotiated and modified many of our management contracts related to our Wound Care Management business unit, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination.  We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in reduced revenues and income to us from those contracts and even contract terminations.  These results could have a material effect on Wound Care Management’s business, financial condition and results of operations.

The Wound Care Center® programs managed by our Wound Care Management business unit on behalf of acute care hospitals are generally treated as “provider based entities” for Medicare reimbursement purposes.  This designation is required for the hospital-based program to be covered under the Medicare outpatient reimbursement system.  Although we believe that the programs we manage substantially meet the current criteria to be designated “provider based entities,” a widespread denial of such designation could harm our business.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients.

The Office of Inspector General (“OIG”) from time to time publishes its interpretations on various fraud and abuse issues and about fraudulent or abusive activities OIG deems suspect and potentially in violation of the federal laws, regulations and rules.  If our actions are found to be inconsistent with OIG’s interpretations, such actions could have a material adverse effect on our business.

Due to the complexity of such anti-kickback laws, HHS has established certain safe harbor regulations whereby various payment practices may be protected from criminal or civil penalties.  However, an activity that is outside a safe harbor is not necessarily deemed illegal.

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

The Stark Law

Federal and some state laws impose restrictions on the relationships between providers of health care services or products and other persons or entities, such as physicians and other clinicians, including with respect to employment or service contracts, investment relationships and referrals for certain designated health services.  Outpatient prescription drugs are one of the designated services to which the Stark Law applies.  On March 26, 2004, CMS issued the second phase of its final regulations addressing physician self-referrals, which became effective July 24, 2004.  We believe we have structured our operations in an attempt to comply with these provisions.  Periodically, there are efforts to expand the scope of these referral restrictions from its application to government health care programs to all payors and to additional health care services.  Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions.  There can be no assurance that the federal government, or other states in which we operate, will not enact similar or more restrictive legislation or restrictions or interpret existing laws and regulations in a manner that could harm our business.

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

The federal False Claims Act (the “False Claims Act”) generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.  Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency, it may be fined.  Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines and treble damages.

HIPAA - Administrative Simplification and other State and Federal Privacy Laws

The Administrative Simplification Provisions of HIPAA required HHS to adopt standards to protect the security and privacy of health-related information.  In February 2002, HHS issued final rules concerning the security standards.  These rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, health care clearinghouses and health care providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.  These security regulations, with which compliance was required as of April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically.

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

In addition to HIPAA, a number of states have adopted privacy laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA.  If we were found to have violated one of these state laws, we could be subject to fines, penalties and other actions which could have an adverse effect on our business.

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

Wound Care Center®, Wound Care Management ProgramSM, the name Critical Care Systems® and its logo and our logo with our name, Curative Health Services®, are our trademarks.  This report also includes trade names and marks of other companies.

EMPLOYEES

As of December 31, 2005, we employed 1,292 full-time, part-time and per diem hourly employees, including skilled health care professionals such as nurses, pharmacists, hospital administrators, community –based representatives, reimbursement specialists and patient service representatives in 46 states and the District of Columbia.  The Specialty Infusion business unit employed 1,102 of such employees and 190 employees were employed by the Wound Care Management business unit.  We believe that our relations with our employees are good.

ITEM 1A.                    RISK FACTORS

The statements contained in this Annual on Form 10-K include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”).  When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission (the “SEC”), in our news releases, presentations to securities analysts or investors, and in oral statements made by or with the approval of one of our executive officers, the words or phrases “believes,” “anticipates,” “expects,” “plans,” “seeks,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions are intended to identify such forward-looking statements.  These statements are only predictions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual events or results may differ materially from the results discussed in the forward-looking statements.

The following text contains cautionary statements regarding our business that investors and others should consider.  This discussion is intended to take advantage of the “safe harbor” provisions of the PSLRA.  Except to the extent otherwise required by federal securities laws, we do not undertake to address or update forward-looking statements in future filings with the SEC or communications regarding our business or operating results, and do not undertake to address how any of these factors may have caused results to differ from discussions or information contained in previous filings or communications.  You should not place undue reliance on forward-looking statements, which speak only as of the date they are made.  In addition, any of the matters discussed below may have affected past, as well as current, forward-looking statements about future results so that our actual results in the future may differ materially from those expressed in prior communications.

CERTAIN BANKRUTPCY CONSIDERATIONS

Under the terms of our Plan, we expect our existing shareholders’ investment to be extinguished and intend to become a “private company.”

If our Plan is confirmed and implemented, existing common stock will be cancelled and current shareholders will receive no distribution or other consideration in exchange for their shares.  Furthermore, effective February 21, 2006, Curative’s existing common stock was delisted from the NASDAQ National Market System.  Since that date, Curative’s existing common stock has been quoted in the over-the-counter market.

In connection with the reorganization to be effected by the Plan, we intend to deregister our existing securities under the Securities Exchange Act of 1934, and become a “private company” upon our emergence from Chapter 11.  After such time, Curative’s obligation to file reports and other information under the Securities Exchange Act of 1934, such as Forms 10-K and 10-Q, will be terminated.

Operating in bankruptcy imposes significant risks on our operations.  We cannot predict when we will confirm a plan of reorganization and successfully emerge from bankruptcy.

The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationships with our creditors, customers, suppliers and employees and have a significant impact on our business, financial condition and results of operations.  If our bankruptcy is protracted, our ability to continue operating in bankruptcy as a going concern and to emerge from bankruptcy will depend upon the following factors, among others:

•                  our management’s ability to balance time and effort dealing with the reorganization and business operations at the same time in a prolonged continuation of our Chapter 11 Cases;

•                  our ability to obtain additional financing, either as a part of the debtor-in-possession financing or otherwise, during the pendency of our Chapter 11 Cases on commercially favorable terms;

•                  our ability to comply with and operate under the terms of the debtor-in-possession financing we obtained upon filing for bankruptcy and any cash management orders entered by the bankruptcy court from time to time;

•                  our ability to pay costs for professional fees and other expenses associated with the Chapter 11 Cases;

•                  our ability to attract and retain management and other key employees; and

•                  our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence.

We may not be able to obtain confirmation of the Plan.

Even if we received the requisite acceptances to confirm the Plan, a number of factors could result in the Bankruptcy Court not confirming the Plan.  Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes.  Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that:

•                  the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes;

•                  confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization; and

•                  the value of distributions to non-accepting holders of claims within a particular class under the Plan will not be less than the value of distributions such holders would receive if the debtors were liquidated under Chapter 7 of the Bankruptcy Code.

The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we will be able to reorganize our businesses and what, if any, distributions holders of claims against Curative ultimately would receive with respect to their claims.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive under the Plan.

For further information regarding the status of our Chapter 11 Cases, please see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

BUSINESS AND INDUSTRY RISKS

We are involved in litigation which may harm the value of our business.

In addition to the Chapter 11 Cases discussed under the caption, “Planned Reorganization and Chapter 11 Bankruptcy Proceedings,” two of our subsidiaries, Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with us.  The indemnification claims are in connection with the DHS Audit related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare.  While liability with respect to these claims is not certain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims.  Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million.

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

On December 28, 2001, we entered into a settlement with the U.S. Department of Justice (“DOJ”), the U.S. Attorney for the Southern District of New York, the U.S. Attorney for the Middle District of Florida and the U.S. Department of Health and Human Services, Office of the Inspector General, in connection with all federal investigations and legal proceedings related to whistleblower lawsuits previously pending against us in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Columbia.  These lawsuits included allegations that we improperly caused our hospital customers to seek reimbursement for a portion of our management fees that included costs related to advertising and marketing activities by our personnel and allegations that we violated the federal anti-kickback law and the federal False Claims Act.  Under the terms of the settlement, the lawsuits were dismissed, the United States and the whistleblowers released us from the claims asserted in the lawsuits, and we agreed to pay to the United States a $9.0 million initial payment, with an additional $7.5 million to be paid over the next four years.  As of December 31, 2005, a balance of approximately $0.4 million was outstanding on this obligation.  Pursuant to the settlement, we have been required to fulfill certain additional obligations, including abiding by a five-year Corporate Integrity Agreement, avoiding violations of law and providing certain information to the DOJ from time to time.  As of December 17, 2003, we were released from part of our obligations under the Corporate Integrity Agreement.  The independent review organization that conducts the audit of our records pursuant to the Corporate Integrity Agreement is no longer required to conduct the general compliance review.  If we fail or if we are accused of failing to comply with the terms of the settlement, we may be subject to additional litigation or other governmental actions, including our Wound Care Management business unit being barred from participating in the Medicare program and other federal health care programs.  In addition, as part of the settlement, we consented to the entry of a judgment against us for $28.0 million, less any amounts previously paid under the settlement, that would be imposed only if we fail to comply with the terms of the settlement, which, if required to be paid, could have a material adverse effect on our financial position.

The industry in which we operate is subject to extensive government regulation, and non-compliance by us, our suppliers, our customers or our referral sources could harm the business.

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

A substantial percentage of our revenue is attributable to the Medicaid and Medicare programs and has been significantly adversely impacted by recent changes in Medi-Cal reimbursement policies and will continue to be subject to changes in reimbursement policies and other legislative or regulatory initiatives aimed at reducing costs associated with various government programs.

In the year ended December 31, 2005, approximately 24.5%of our Specialty Infusion business unit’ revenues were derived from products and/or services provided to patients covered under various state Medicaid programs, most of which were from California, and approximately 10.3% of our Specialty Infusion business unit’s revenues were derived from products and/or services provided to patients covered under the Medicare program.  Such programs are highly regulated and subject to frequent and substantial changes and cost-containment measures that may limit and reduce payments to providers.  In the recent past, many states experienced budget deficits that may require future reductions in health care related expenditures.  State cost containment activity continued to focus heavily on reducing provider payments and controlling prescription drug spending.

In December 2003, MMA was signed into federal law, providing for a Medicare prescription drug benefit and other changes to the Medicare program, including changes to payment methodologies for products we distribute that are covered by Medicare.  Prior to MMA, Medicare reimbursement for many of the products we distribute was based on 95% of the products’ AWP.  Under MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1,

2004.  This 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP during 2004.

Effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed from an AWP-based system to one based upon ASP which has lowered Medicare reimbursement.  In addition to the payment we receive from the Medicare program for blood-clotting factor, beginning in January 2005, we receive a separate payment of $0.14 for each unit of factor furnished to Medicare beneficiaries.  It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology.  The conversion to a system based upon ASP could have a material adverse effect on our business, financial condition and results of operations.  In addition, MMA changes the relationship between the Medicare and Medicaid programs such that we may receive less reimbursement in the future for individuals who receive benefits under both of these programs.

In addition to these federal initiatives, many states are also making modifications to the manner with which they reimburse providers of pharmacy services.  For example, in California, where approximately 5% of our total revenues for the year ended December 31, 2005 was derived from blood-clotting products reimbursed by California state funded health programs, the state legislature in 2003 passed legislation that modified the reimbursement methodology for blood-clotting factor products under various California state funded health programs.  Under the new reimbursement methodology, blood-clotting factor products are reimbursed based upon ASP, as provided by the manufacturers, plus 20%.

Effective June 1, 2004, Medi-Cal implemented the ASP reimbursement methodology for blood-clotting factor products, which amounted to an approximate 30-40% cut from rates previously in effect.  The implementation of the reduction in the reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, has adversely impacted our revenues and profitability from the sale of products by us or by retail pharmacies to which we provide products or services for hemophilia patients who are Medi-Cal beneficiaries or beneficiaries of other state funded programs for hemophilia patients.

In December, 2004, we and certain named individual plaintiffs entered into a Settlement Agreement which resolved both a lawsuit previously filed on behalf of two individual Medi-Cal recipients with hemophilia in the United States District Court for the Eastern District of California against the State of California relating to the implementation of the new ASP reimbursement methodology, and a lawsuit previously filed by us in the Superior Court for the County of Sacramento relating to, among other things, the State of California’s failure to comply with certain applicable federal procedural requirements relating to the reimbursement rates.  In return for dismissal of both lawsuits, DHS agreed to process, on a priority basis, all pending and future Medi-Cal, California Children’s Services and Genetically Handicapped Persons Program claims submitted by us.  In addition, DHS agreed to expedite its efforts to implement electronic billing and payment for blood-clotting factor claims.  There can be no assurance, however, that the Company’s accounts receivable collections from the State of California will improve as the result of this settlement agreement.  A failure of the Company to improve its accounts receivable collections from the State of California could have a material adverse effect on the Company’s business, financial condition and operating results.

In addition, the California legislature approved a proposal by the Governor of California to expand the Medi-Cal managed care program into additional counties and to phase in mandatory enrollment for parents and children who are Medi-Cal beneficiaries.  The Governor’s proposal for mandatory enrollment of seniors and disabled individuals was rejected by the legislature, except for those individuals who may reside in an expansion county where a COHS model is proposed.  Under the COHS model, all eligible Medi-Cal beneficiaries are mandatorily enrolled into the managed care plan, including seniors and persons with disabilities.  We understand there may be significant concern by various constituencies over mandatory enrollment of medically fragile populations, and the outcome of these proposals is not certain at this time.

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

An important element of the growth strategy of our Specialty Infusion business unit is the expansion of our branch pharmacy network through the opening of new branch locations.  This expansion will involve significant planning and execution processes, such as identifying new markets, leasing facility space, hiring qualified personnel, obtaining payor contracts and obtaining patient referrals.  In addition, we will need to invest capital in facility build out, computers, offices and other furniture and equipment.  It is expected that these branch pharmacies will incur losses during their startup periods.  Any failure by us to effectively execute this expansion strategy, including the successful transition of expansion branches from loss positions to profitability, could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

As part of our growth strategy, we may evaluate acquisition opportunities.  Acquisitions involve many risks, including the following:

•                  Since the specialty pharmacy industry is undergoing consolidation, we may experience difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms, if at all.

•                  In the industry in which our Specialty Infusion business unit operates, there are customers who have a strong affiliation with their community-based representatives; accordingly, we may experience difficulty in retaining and assimilating the community-based representatives of companies it acquires.

•                  Because of the relationships between community-based representatives and customers in certain of our product lines, the loss of a single community-based representative may entail the loss of a significant amount of revenue.

•                  Our operational, financial and management systems may be incompatible with or inadequate to cost effectively integrate and manage the acquired business’ systems.  As a result, billing practices could be interrupted, and cash collections on the newly acquired business could be delayed pending conversion of patient files onto our billing systems and receipt of provider numbers from government payors.

•                  A growth strategy that involves significant acquisitions diverts management’s attention from existing operations.

•                  Acquisitions may involve significant transaction costs which we may not be able to recoup.

•                  We may not be able to integrate newly acquired businesses appropriately.

In addition, we may become subject to litigation and other liabilities resulting from the conduct of an acquired business prior to its acquisition by us.

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

Our specialty infusion acquisitions resulted in the recording of a significant amount of goodwill on our financial statements.  The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price.  We may not realize the full value of this goodwill.  As such, we evaluate, at least on an annual basis, whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge against our earnings.  Due primarily to changes in the economics of the Specialty Infusion business unit, we recorded a non-cash impairment charge from continuing operations of $79.8 million in goodwill and $0.l million in other intangible assets, respectively, in the third quarter of 2005.  We conducted an additional analysis as of December 31, 2005 and, based on our results, no further impairment was identified.  We will continue to monitor our goodwill and intangibles for impairment indicators.

As of December 31, 2005, we had goodwill of approximately $36.4 million, or 21% of total assets.

We are highly dependent on our relationships with a limited number of biopharmaceutical and pharmaceutical suppliers, and the loss of any of these relationships could significantly affect our ability to sustain or grow our revenues.

The biopharmaceutical and pharmaceutical industries are susceptible to product shortages.  Some of the products that we distribute, such as factor VIII blood-clotting products and IVIG, have experienced shortages in the past due to the inability of suppliers to increase production to meet rising global demand.  Although such shortages have ended, demand continues to grow.  We are currently experiencing allocation restrictions of IVIG products.  Suppliers were unable to increase production to meet rising global demand.  We purchase the majority of our supplies of blood-clotting products from five suppliers, who we believe represent substantially all of the production capacity for recombinant factor VIII.  In the event that one of these suppliers is unable to continue to supply us with products, it is uncertain whether the remaining suppliers would be able to make up any shortfall resulting from such inability.  Our ability to take on additional customers or to acquire other specialty pharmacy or infusion services businesses with significant hemophilia customer bases could be affected negatively in the event we are unable to secure adequate supplies of our products from these suppliers.  We have recently been put on allocation of product for IVIG by our largest supplier of IVIG product.  Although we believe we will have sufficient supply of IVIG to service our existing customers, we may not be able to increase our market share of providing infusion services related to IVIG.  There can be no assurance as to when the allocation for IVIG products will terminate.  In addition, it is possible that we will experience price increases for these products.  Although we believe the price increase for these products will be absorbed by our customers, there can be no assurance that we will be successful in passing on any such price increase.  If these products, or any of the other drugs or products that we distribute, are in short supply for long periods of time, our business could be harmed.

Some biopharmaceutical suppliers in the specialty pharmacy industry have chosen to limit the number of distributors of their products.  If we are not selected as a preferred distributor of one or more of our core products, our business and results of operations could be seriously harmed.

We have identified a trend among some of our suppliers toward the retention of a limited number of preferred distributors to market certain of their biopharmaceutical products.  If this trend continues, we cannot be certain that we will be selected and retained as a preferred distributor or can remain a preferred distributor to market these products.  Although we believe we can effectively meet our suppliers’ requirements, there can be no assurance that we will be able to compete effectively with other specialty pharmacy companies to retain our position as a distributor of each of our core products.  Adverse developments with respect to this trend could have a material adverse effect on our business and results of operations.

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

Because we do not receive federal grants under the Public Health Service Act, we are not eligible to participate directly in a federal pricing program administered by the Federal Health Resources and Services Administration’s Public Health Service, which allows certain entities with such grants, such as certain hospitals and hemophilia treatment centers, to obtain discounts on drugs, including certain biopharmaceutical products (e.g., hemophilia-clotting factor and IVIG) that represented approximately 47% of our total revenues at December 31, 2005.  To the best of our knowledge, these entities benefit by being able to acquire, pursuant to this federal program, products competitive with our at prices lower than our cost for the same products.  Our customers, where eligible, may elect to obtain hemophilia-clotting factor, or other products, from such lower-cost entities, which could result in a reduction of revenue to us.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare (in 2004) and many state Medicaid programs, as well as a number of private payors, pay us directly or indirectly based upon a drug’s AWP.  Most of our Specialty Infusion business unit’s revenues result from reimbursement methodologies based on the AWP of our products.  The AWP for most drugs is compiled and published by third-party price reporting services, such as First DataBank, Inc., from information provided by manufacturers and/or wholesalers.  Various federal and state government agencies have been investigating whether the published AWP of many drugs, including some that we distribute and sell, is an appropriate or accurate measure of the market price of the drugs.  There are also several lawsuits pending against various drug manufacturers in connection with the appropriateness of the manufacturers’ AWP for a particular drug(s).  These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWPs of various drugs to third-party price reporting services, which, in turn, reported these prices to its subscribers, including many state Medicaid agencies who then included these AWPs in the state’s reimbursement policies.

Moreover, as discussed above, as a result of MMA, Medicare reimbursement for many of the products we distribute, including most physician-administered drugs and biologicals, was lowered to 80-85% of AWP effective January 1, 2004.  Although this 2004 change did not affect Medicare reimbursement for blood-clotting factor products, which continued to be reimbursed at 95% of AWP in 2004, effective January 1, 2005, the Medicare reimbursement methodology for blood-clotting factor products changed from an AWP-based system to a system based upon ASP (plus, in the case of hemophilia products, 6% plus an additional administrative fee most recently proposed by CMS to be $0.14 per unit), which has lowered Medicare reimbursement.  It is possible that states and/or commercial payors may adopt the new Medicare reimbursement methodology.  While we cannot predict the eventual results of any law changes, government proposals, investigations or lawsuits, if government or private payors revise their pricing based on new methods of calculating AWP for products we supply, or implement reimbursement methodology based on a value other than AWP, this could have a material adverse effect on our business, financial condition and results of operations.

A reduction in the demand for our products and services could result in our reducing the pricing and margins on certain of our products.

A number of circumstances could reduce demand for our products and services, including:

•                  customer shifts to treatment regimens other than those we offer;

•                  new treatments or methods of delivery of existing drugs that do not require our specialty products and services;

•                  the recall of a drug or adverse reactions caused by a drug;

•                  the expiration or challenge of a drug patent;

•                  competing treatment from a new drug, a new use of an existing drug or genetic therapy;

•                  drug companies ceasing to develop, supply and generate demand for drugs that are compatible with the services we provide;

•                  drug companies stopping outsourcing the services we provide or failing to support existing drugs or develop new drugs;

•                  governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services;

•                  the loss of a managed care or other payor relationship covering a number of high-revenue customers; or

•                  the cure of a disease w service.

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

We rely on key community-based representatives whose absence or loss could harm the business.

The success of our Specialty Infusion business unit depends upon our ability to retain key employees known as community-based representatives, and the loss of their services could adversely affect our business and prospects. Our community-based representatives are our chief contacts and maintain the primary relationship with our customers, and the loss of a single community-based representative could result in the loss of a significant number of customers. We do not have key person insurance on any of our community-based representatives. In addition, our success depends upon, among other things, the successful recruitment and retention of qualified personnel, and we may not be able to retain all of our key management personnel or be successful in recruiting additional replacements should that become necessary. On October 21, 2005, six hemophilia service representatives in our Specialty Infusion business unit resigned. We estimate that the patients serviced by these employees represent approximately $25.0 million of revenue annually. While it is not certain that we will lose the full $25.0 million of revenue, it is likely that we will experience a significant decrease in revenue as a result of these resignations. We may experience the loss of other hemophilia services representatives in the future which could adversely affect our business and prospects.

Our inability to maintain a number of important contractual relationships could adversely affect our operations.

Substantially all of the revenues of our Wound Care Management operations are derived from management contracts with acute care hospitals. At December 31, 2005, we had 109 management contracts (103 operating and 6 contracted). The contracts generally have initial terms of three to five years, and many have automatic renewal terms unless specifically terminated. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied, or by us under various other circumstances. Historically, some contracts have expired without renewal, and others have been terminated by us or the client hospital for various reasons prior to their scheduled expiration. During the year ended December 31, 2005, two hospital contracts expired without renewal, and an additional four hospital contracts were terminated by the client hospital prior to the scheduled expiration. Hospital contracts have been terminated for reasons such as hospital financial difficulties, Medicare reimbursement changes which reduced hospital revenues and the desire of the hospital to exit the business or manage it on its own. Our continued success is subject to, among other things, our ability to renew or extend existing management contracts and obtain new management contracts. Any hospital may decide not to continue to do business with us following expiration of its management contract, or earlier if such management contract is terminable prior to expiration. In addition, any changes in the Medicare program or third-party reimbursement levels which generally have the effect of limiting or reducing reimbursement levels for health services provided by programs managed by us could result in the early termination of existing management contracts and could adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could harm our business.

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

As a result of the Balanced Budget Act of 1997, CMS implemented the Outpatient Prospective Payment System for most hospital outpatient department services furnished to Medicare patients beginning August 2000, under which a predetermined rate is paid to each hospital for clinical services rendered, regardless of the hospital’s cost. We believe the new payment system does not provide comparable reimbursement for services previously reimbursed on a reasonable cost basis, and we believe the payment rates for many services are insufficient for many of our hospital customers, resulting in revenue and income shortfalls for the Wound Care Center® programs we manage on behalf of the hospitals. As a result, during 2004, we renegotiated and modified many of our management contracts related to our Wound Care Management business unit, which has resulted in reduced revenue and income to us from those modified contracts and, in numerous cases, contract termination. We expect that contract renegotiation and modification with many of our hospital customers will continue, and this could result in reduced revenues and income to us from those contracts and even contract terminations. These results could harm our business.

The Wound Care Center® programs managed by our Wound Care Management business unit on behalf of acute care hospitals are generally treated as “provider based entities” for Medicare reimbursement purposes. This designation is required for the hospital-based program to be covered under the Medicare outpatient reimbursement system. Although we believe that the programs we manage substantially meet the current criteria to be designated “provider based entities,” a widespread denial of such designation could harm our business.

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

Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative health care delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system as well as changes to Medicare’s coverage and payments of the drugs and services we provide.

It is possible that legislation enacted by Congress or state legislatures could harm our business or could change the operating environment of our targeted customers (including hospitals and managed care organizations). Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our programs and services. It is possible that the changes to the Medicare program reimbursement may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. In addition, such legislation and regulatory changes could encourage integration or reorganization of the health care delivery system in a manner that could materially and adversely affect our ability to compete or to continue our operations without substantial changes.

There are a number of state and federal laws and regulations that apply to our operations which could harm our business.

A number of state and federal laws and regulations apply to, and could harm, our business. These laws and regulations include, among other things, the following:

•      The federal “anti-kickback law” prohibits the offering or solicitation of remuneration in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. HIPAA created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients to influence their decision to seek specific items and services reimbursed by the government or to choose a particular provider. The potential sanctions for violations of these laws include significant fines, exclusion from participation in Medicare and Medicaid and criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement may not violate the anti-kickback law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires further analysis of whether the parties violated the anti-kickback law. In addition to the anti-kickback law, many states have adopted similar kickback and/or fee-splitting laws, which can affect the financial relationships we may have with our customers, physicians, vendors, other retail pharmacies and patients. The finding of a violation of the federal laws or one of these state laws could harm our business.

•      HHS issued final regulations implementing the Administrative Simplification Provisions of HIPAA concerning the maintenance, transmission, and security of individually identifiable health information. The privacy regulations, with which compliance was required as of April 2003, impose on covered entities (including hospitals, pharmacies and other health care providers) significant new restrictions on the use and disclosure of individually identifiable health information. The security regulations, with which compliance was required as of April 2005, impose on covered entities certain administrative, technical, and physical safeguard requirements with respect to individually identifiable health information maintained or transmitted electronically. The regulations establishing electronic transaction standards that all health care providers must use when electronically submitting or receiving individually identifiable health information in connection with certain health care transactions became effective October 2002, but Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. As a result of these HIPAA regulations, we have taken the appropriate actions to ensure that patient data kept on our computer networks are in compliance with these regulations. We believe that we are substantially in compliance with the HIPAA electronic standards and are capable of delivering HIPAA standard transactions electronically. In addition, if we choose to distribute drugs through new distribution channels, such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could harm our business. In addition to HIPAA, a number of states have adopted laws and/or regulations applicable to the use and disclosure of patient health information that are more stringent than comparable provisions under HIPAA. The finding of a violation of HIPAA or one of these state laws could harm our business.

•      The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or his or her immediate family members have a “financial relationship” and prohibits the entity receiving the referral from presenting a claim to Medicare or Medicaid programs for services furnished under the referral. On March 26, 2004, CMS issued the second phase of its final regulations, addressing physician self-referrals, which became effective July 24, 2004. A violation of the Stark Law is punishable by civil sanctions, including significant fines, a denial of payment or a requirement to refund certain amounts collected, and exclusion from participation in

Medicare and Medicaid. A number of states have adopted laws and/or regulations that contain provisions that track, or are otherwise similar to, the Stark Law. The finding of a violation of the Stark Law or one or more of these state laws could harm our business.

•      State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. Our nurses must obtain state licenses to provide nursing services to some of our patients. In addition, in some states, coordination of nursing services for patients could necessitate licensure as a home health agency and/or could necessitate the need to use licensed nurses to provide certain patient-directed services. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure or even cease our business in that state.

•      Pharmacies (retail, mail-order and wholesale) as well as pharmacists often must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states in order to operate and provide goods and services to residents of those states. In addition, our pharmacies may be required by the federal Drug Enforcement Agency, as well as by similar state agencies, to obtain registration to handle controlled substances, including certain prescription drugs, and to follow specified labeling and recordkeeping requirements for such substances. If we are unable to maintain our pharmacy licenses, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or otherwise affect our ability to operate in some states, which could harm our business.

•      Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, promotion of off-label drug indications use, clinical drug research trials and gifts for patients or referral sources. From time to time, and like others in the health care industry, we receive requests for information from government agencies in connection with their regulatory or investigative authority.

•      We are subject to federal and state laws prohibiting entities and individuals from knowingly and willfully making claims to Medicare and Medicaid and other governmental programs and third-party payors that contain false or fraudulent information. The federal False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. As such suits are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action, the implicated health care providers are often unaware of the suit until the government has made its determination and the seal is lifted. Violations or alleged violations of such laws, and any related lawsuits, could result in significant financial or criminal sanctions (including treble damages) or exclusion from participation in the Medicare and Medicaid programs. Some states also have enacted statutes similar to the False Claims Act which may provide for large penalties, substantial fines and treble damages if violated.

There is a delay between our performance of services and our reimbursement.

Billing and collection for our services is a complex process requiring constant attention and involvement by senior management and ongoing enhancements to information systems and billing center operating procedures. The health care industry is characterized by delays that typically range from three to nine months from the time services are provided to the time when the reimbursement or payment for these services is received, which makes working capital management, including prompt billing and collection, an important factor in our operating results and liquidity. Trends in the industry may further extend the collection period and impact our working capital.

We recognize revenues when we provide services to patients. However, our ability to collect these receivables depends, in part, on our submissions to payors of accurate and complete documentation. In order for us to bill and receive payment for our services, the physician and the patient must provide appropriate billing information. Failure to meet the billing requirements of the different payors could have a significant impact on our revenues, profitability and cash flow. If we are unable to collect our accounts receivable on a timely basis, our revenues, profitability and cash flow could be adversely affected.

We rely heavily on a limited number of shipping providers, and our business could be harmed if their rates are increased or our providers are unavailable.

A significant portion of our revenues result from the sale of drugs we deliver to our patients, and a significant amount of our products are delivered by overnight mail or courier or through retail pharmacies. The costs incurred in shipping are not passed on to our customers and, therefore, changes in these costs directly impact our margins. We depend heavily on these outsourced shipping services for efficient, cost-effective delivery of our products. The risks associated with this dependence include:  any significant increase in shipping rates; strikes or other service interruptions by these carriers; and spoilage of high-cost drugs during shipment since our drugs often require special handling, such as refrigeration.

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

Our Board’s ability to designate and issue up to 10 million shares of preferred stock and issue up to 50 million shares of common stock could adversely affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurred, a person could lose the opportunity to receive a premium on the sale of his or her shares in a change of control transaction.

In addition, the Minnesota Business Corporation Act contains provisions that would have the effect of restricting, delaying or preventing altogether certain business combinations with any person who becomes an interested stockholder. Interested stockholders include, among others, any person who, together with affiliates and associates, acquires 10% or more of a corporation’s voting stock in a transaction which is not approved by a duly constituted committee of the Board of the corporation. These provisions could also limit a person’s ability to receive a premium in a change of control transaction.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our headquarters are currently located in Nashua, New Hampshire. We lease this approximately 26,000 square foot facility under a lease which expires in February 2012. Additionally, through our Specialty Infusion business unit, we lease office, pharmacy and warehouse space in various states. We have leases for our 46 branch pharmacy locations, totaling approximately 247,000 square feet. We believe that our facilities are adequate and suitable for our operation. Our Wound Care Management business unit operates hospital outpatient Wound Care Center programs in facilities which are owned or leased by the hospitals.

ITEM 3.          LEGAL PROCEEDINGS

In the normal course of our business, we may be involved in lawsuits, claims, and investigations, including any arising out of services or products provided by or to our operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on our financial position, cash flows or results of operations.

On March 27, 2006, the Petition Date, we filed a Prepackaged Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are further discussed above and in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The Chapter 11 proceedings were entered into in response to various issues that have negatively affected our liquidity and our ability to service our debt obligations.

Material pending legal proceedings, other than the Chapter 11 proceedings above and other than ordinary, routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2005, or subsequent thereto but before the filing of this report, are summarized below.

Apex Therapeutic Care Litigation

As previously disclosed, on October 26, 2005, we commenced litigation in the United States District Court for the Central District of California, entitled “Curative Health Services, Inc. vs. James H. Williams, et al.,” against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking $60.0 million in compensatory damages and available punitive damages, we are disputing our obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders’ representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.5 million. This event did not cause a default under, or acceleration of, any other obligations of Curative.

DHS Audit

Two of the Company’s subsidiaries, Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of December 31, 2005.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was traded on the NASDAQ National Market System under the symbol “CURE.”  As previously reported in a Form 8-K filed on February 13, 2006, due to its continuing failure to satisfy the minimum aggregate market value of publicly held shares requirement for continued listing, the Company’s common stock was delisted from the NASDAQ National Market System effective February 21, 2006. Since that date, Curative’s existing common stock has been quoted in the over-the-counter market.

The following table sets forth the range of high and low sales prices of the Company’s common stock as quoted on the NASDAQ National Market System prior to delisting:

2005	High	Low
Fourth Quarter	$0.92	$0.15
Third Quarter	3.48	0.94
Second Quarter	3.48	1.44
First Quarter	7.00	2.82

2004	High	Low
Fourth Quarter	$6.91	$4.79
Third Quarter	8.63	5.22
Second Quarter	13.74	8.58
First Quarter	14.22	11.82

The closing sale price for the common stock as quoted on the NASDAQ National Market System on February 17, 2006 was $0.21.

Holders. As of March 10, 2006, there were 140 holders of record of the Company’s common stock.

Dividends. The Company has not paid any cash dividends since its inception, nor does it currently intend to pay cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in its business operations. The Company has entered into an indenture pursuant to its Senior Notes. Under this indenture, the Company cannot, directly or indirectly, make any dividend payment if at the time of such payment:

1.     there is a default under the Senior Notes or a default under those Notes shall occur as a consequence of such payment;

2.     the Company cannot incur $1.00 of additional indebtedness under the Coverage Ratio Exception (as defined in the indenture); or

3.     the dividend, when added to the aggregate amount of all other restricted payments (as defined in the indenture) made after April 23, 2004, exceeds a certain Restricted Payments Basket (as defined in the indenture).

The Company is currently in default under the Senior Notes and so is prohibited from making any dividend payments.

Recent sales of unregistered securities. There were no unregistered securities sold by the Company during the fiscal year ended December 31, 2005.

Issuer purchases of equity securities. The Company did not repurchase any of its common stock during the fiscal quarter ended December 31, 2005.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as the consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form
10-K. Financial Highlights and Results of Operations should be read together with the accompanying Consolidated Financial Statements and Notes. The period-to-period comparability of the Company’s selected consolidated financial data is affected by its acquisition activity. Please see discussion in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview.”

Five year selected consolidated financial data of Curative Health Services, Inc. and Subsidiaries for the years ended December 31 is as follows (in thousands, except per share data):

	2005(1)		2004(1)		2003(1)		2002	2001
Statements of Operations Data:
Total revenues	$261,059		$224,980		$163,494		$139,229	$81,638
Costs and operating expenses:
Costs of product sales and services	206,191		168,930		102,465		89,297	55,666
Selling, general and administrative	55,702		50,042		40,995		26,401	51,466
Goodwill and intangible asset impairment	77,608		133,969		—		—	—
Total costs and operating expenses	339,501		352,941		143,460		115,698	107,132

(Loss) income from operations	(78,442)		(127,961)		20,034		23,531	(25,494)

Interest (expense) income, net	(25,468)		(15,726)		(2,280)		(1,111)	816
Other income (expense), net	712		(1,081)		2,327		1,907	—

(Loss) income from continuing operations	(103,198)		(144,768)		20,081		24,327	(24,678)
Income tax (benefit) provision	(3,415)		(3,949)		7,909		9,682	(2,473)
(Loss) income from continuing operations	(99,783)		(140,819)		12,172		14,645	(22,205)

(Less) Income from discontinued operations	(1,809)		(586)		903		—	—

Net (loss) income	$(101,592)		$(141,405)		$13,075		$14,645	$(22,205)

Per Share Data – Basic
(Loss) income - continuing operations	$(7.67)		$(10.89)		$0.97		$1.30	$(3.09)
(Loss) Income - discontinued operations	(0.14)		(0.04)		0.07		—	—
Net (loss) income	$(7.81)		$(10.93)		$1.04		$1.30	$(3.09)

Per Share Data – Diluted
(Loss) income - continuing operations	$(7.67)		$(10.89)		$0.89		$1.20	$(3.09)
(Loss) income - discontinued operations	(0.14)		(0.04)		0.07		—	—
Net (loss) income	$(7.81	)(2)	$(10.93	)(2)(3)	$0.96	(2)(3)	$1.20	$(3.09)

Weighted average common shares, basic	13,002		12,932		12,536		11,280	7,193

Weighted average common shares assuming conversions, diluted	13,002		12,932		13,816		12,207	7,193

	2005(1)	2004(1)	2003(1)	2002	2001
Balance Sheet Data:
Working capital (deficit)	$(156,875)	$50,788	$25,468	$17,353	$2,525
Total assets	169,288	283,784	233,938	186,886	76,439
Long-term liabilities	6,329	215,711	40,906	26,153	6,000
(Accumulated deficit) retained earnings	(212,879)	(111,287)	30,118	17,043	2,398
Stockholders’ (deficit) equity	(94,333)	4,453	143,720	120,901	36,004

(1)   Excludes amounts from discontinued operations for revenues and operating expenses. See Note 5 of Notes to Consolidated Financial Statements.

(2)   See Note 18 of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

(3)   Weighted average shares used in the above calculations have been corrected for 2004.  Such correction resulted in an increase in net loss per share of $.01 for the fourth quarter of 2004, and had no impact on 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company had approximately $213.2 million in outstanding debt as of December 31, 2005, including the $185.0 million of Senior Notes and a $26.3 million revolving credit facility with GECC, and incurred significant losses during 2005 and 2004. In August 2005, the Company announced it had formed a special committee and hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In September 2005, the Company commenced discussions with an Ad Hoc committee representing holders of approximately 80% of the aggregate principal amount of the Senior Notes regarding a possible restructuring of the Senior Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Senior Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Senior Note indenture. In addition, the Company executed a waiver agreement with GECC for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to its revolving credit facility for the quarter ended September 30, 2005. Additionally, this waiver agreement included a temporary waiver until December 1, 2005 of any default under the credit facility related to the Company’s not paying the November 1, 2005 coupon on the Senior Notes for 30 days. On December 1, 2005, the Company entered into a Forbearance Agreement with GECC which provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by the Credit Agreement, will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from the Company’s failure to pay interest on the Senior Notes. Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006. Under the terms of the Forbearance Agreement, Curative may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred. Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the DIP Financing described below.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

As a result of these developments, all of the Company’s outstanding debt is in default and has been classified as current in the accompanying financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern (see Note 2 of Notes to Consolidated Financial Statements).

Curative operates a Specialty Infusion business unit and a Wound Care Management business unit to deliver high-quality care and positive clinical outcomes for patients experiencing serious acute or chronic medical conditions.

Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient’s infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company’s Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. As of December 31, 2005, the Company had approximately 485 payor contracts and provided products or services in approximately 45 states.

The Wound Care Management business unit contracts with hospitals to manage outpatient Wound Care Center® programs that offer a comprehensive range of services and enable the Wound Care Management business unit to provide patient specific wound care diagnosis and treatments on a cost-effective basis. Wound Care Management currently operates two types of Wound Care Center® programs with hospitals:  a management model and an “under arrangement” model, with a primary focus on developing management models.

In the management model, Wound Care Management provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the “under arrangement” model, Wound Care Management provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Wound Care Management offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center® programs. As of December 31, 2005, the Wound Care Center® network consisted of 109 outpatient clinics (103 operating and 6 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

CHAPTER 11 BANKRUPTCY PROCEEDINGS

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company filed its Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, Curative solicited votes to accept or reject the Plan from the holders of the Senior Notes issued by the Company and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan, which is described in more detail under Item 1 under the caption, “Planned Reorganization and Chapter 11 Bankruptcy Proceedings,” will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the New Curative Common Stock. Holders of existing shares of Old Curative Common Stock and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished.

In connection with the reorganization to be effected by the Plan, the Company intends to deregister its existing securities under the Securities Exchange Act of 1934, and become a “private company” upon its emergence from Chapter 11.

Events Leading to Chapter 11 Cases

Factors Affecting the Company’s Liquidity

Since June 2004, Curative has faced various issues that have negatively affected its liquidity and its ability to service its debt obligations. Specifically, and as described in further detail below, Curative has experienced reduced revenue generation as a result of:

•      California’s modification of its blood-product reimbursement methodology,

•      a modification of the federal government’s blood-product reimbursement methodology,

•      slow maturation of certain new branch locations,

•      the resignation of certain customer sales and service representatives, and

•      additional future liquidity risks, including potential indemnification claims.

Significant Decrease in Blood-Product Reimbursement

On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related services for a purchase price of $154.2 million, including working capital adjustments of approximately $4.1 million. The acquisition of CCS was financed with a portion of the proceeds obtained from the issuance of the Senior Notes and additional borrowings. See Note 4 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

At the time of the CCS acquisition, a significant portion of the Company’s business involved the sale of blood-clotting products by the Company to hemophilia patients who are beneficiaries of Medi-Cal program or other state funded programs for hemophilia patients. These blood products were dispensed directly to patients or through the Company’s relationships with third party pharmacies.

In May 2004, California announced that, effective June 1, 2004, California modified its reimbursement methodology for blood-clotting products to ASP (as provided by the manufacturer) plus 20%. This change in California’s reimbursement methodology amounted to an approximate 30-40% reduction from the acquisition cost plus 1% methodology previously in effect. The implementation of this reduction in reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, significantly impacted the Company’s revenues from the sale of blood-clotting products.

In addition to the 30%-40% decrease in revenue for blood-clotting products generated from Medi-Cal reimbursement, in November 2004, the federal government announced that, effective January 1, 2005, it would modify its reimbursement methodology for blood-clotting products in a manner which would negatively affect the Company’s revenues. Prior to January 1, 2005, Curative was able to seek reimbursement from Medicare for blood-clotting products at a rate of 95% of the AWP. After January 1, 2005, Medicare reimbursed for blood-clotting products at a rate of ASP plus 6% plus a $0.14 per unit dispensing fee.

Underperforming Branch Expansion

The Company’s overall growth strategy, and its approach to offsetting the decreased revenue resulting from the change in Medi-Cal reimbursement methodology described above, included opening 13 new branches throughout the United States since June 2004. The Company projected that these new branches would quickly enter into the necessary service contracts and other business and patient relationships in the short-term and begin generating positive revenue consistent with historical results. However, for various reasons, including slower than anticipated managed care contract signings, certain of these branches have not matured as quickly as planned and have not generated anticipated revenues.

Resignation of Hemophilia Service Representatives

The success of the Company’s Specialty Infusion business unit depends in part upon its ability to retain key employees, referred to as hemophilia service representatives, who service hemophilia patients. The hemophilia service representatives are the chief contacts and maintain the primary relationship with Curative’s customers. While the Company has employment agreements with its hemophilia service representatives which, where appropriate, contain covenants not to compete and other restrictive covenants that apply if the hemophilia service representatives cease employment with Curative, the loss of any hemophilia service representatives could result in the loss of a significant number of customers and corresponding revenue from the sale of blood-clotting products to such customers.

On October 21, 2005, six hemophilia service representatives resigned. The Company estimates that the patients serviced by these employees represent approximately $25.0 million of revenue annually. While it is not certain that the Company will lose the full $25.0 million of revenue, it is likely that it will experience a significant decrease in revenue as a result of these resignations. The Company may experience the loss of other hemophilia services representatives in the future which could adversely affect its business and prospects.

Additional Factor Affecting the Company’s Liquidity

In addition to the factors adversely affecting the Company’s revenue generation described above, its future liquidity may also be affected by the following additional factor:

•      The Pharmacy Claims. Two of the Company’s Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the “DHS Audit related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of December 31, 2005.

DISCONTINUED OPERATIONS

On December 2, 2005, the Company sold certain assets related to its specialty injectable and oral medications business (the “Business”), including Synagis® (collectively, the “Assets Sold”) to ProCare Pharmacy, Inc. and ProCare Pharmacy Direct, Inc. (collectively, “ProCare”) for a total consideration of $1.75 million.

Under the Asset Purchase Agreement between Curative and ProCare, the Company sold and ProCare purchased or assumed certain personal property, licenses, permits, contracts, leases and patient files related to the Business. In addition, ProCare assumed and the Company is no longer responsible for all liabilities and obligations related to the operation of the Business and the Assets Sold arising after the sale. Also in connection with the sale, the Company closed its branches in Albany, New York; Lake Charles, Louisiana; Birmingham, Alabama; Columbus, Mississippi; and Hurricane, West Virginia. As a result, the Company recorded approximately $0.7 million for facility terminations, $0.6 million in inventory and bad debt reserves, $0.7 million in goodwill and intangible write offs, $0.3 million for severance and vacation payouts related to the termination of 88 employees, $0.1 million in equipment write off costs and $0.2 million in other related costs, for a total cost of $2.6 million.

The Company recorded a pre-tax loss on the sale of approximately $0.9 million which was recorded in the accompanying statements of operations for the year ended December 31, 2005. The results of the discontinued operation are classified as such in a separate component of (loss) income on the accompanying Consolidated Statements of Operations. Excluded from the sale was the Company’s accounts receivable related to the Business which had a balance of approximately $1.9 million. The Company expects to collect substantially all of those receivables within one year. Thereafter, the Company will have no continuing cash flows or operations related to the discontinued operation. See Note 5 to Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue recognition

The Company’s Specialty Infusion business unit’s revenues and related accounts receivable are recorded, net of any contractual allowances, when the product is shipped to a patient or physician’s office, or when the service is provided. The Company records contractual allowances on a payor-by-payor basis in accordance with its interpretation of contractual terms, applicable regulations or payor requirements. Reimbursement rates may be subject to adjustments by payors that could result in payments that differ from the Company’s estimates. Additionally, any health care regulation changes or contract amendments may require the Company to review the estimation process. Curative is reimbursed for the products and services it provides from third-party payors, including managed care organizations and Medicare and Medicaid programs, as well as private payors.

Generally, the Company records any required contractual allowances at the time it records revenue and applies amounts against those allowances when cash is received. This process is completed at the transaction level and on a transaction-by-transaction basis. The Company does not track its contractual reserves by date of service nor does it track the amount of increased or decreased reserve recorded when a transaction is closed out. Therefore, the Company cannot provide an analysis of estimate changes by transaction or year.

On a consolidated basis, the Company had a contractual reserve balance of $1.1 million at the end of 2003, reduced reserves by $7.9 million and added reserves of $7.4 million during 2004, a net decrease of $0.5 million, for a balance of contractual reserves at the end of 2004 of $0.6 million. The increase in the Company’s contractual allowance was primarily attributed to the acquisition of Critical Care Systems, Inc. in April of 2004. Additionally, included in the net change for 2004 is an increase of $1.0 million recorded in the second quarter of 2004 related to a retroactive reimbursement change the Company experienced. This was previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and Current Report on Form 8-K filed on August 4, 2004 because of the unique nature of the adjustment. In 2005, the Company reduced reserves by $14.5 million and added reserves of $16.3 million, a net increase of $1.8 million, for a balance of contractual reserves at the end of 2005 of $2.4 million. The increase in the Company’s contractual allowance was primarily attributed to the acquisition of Critical Care Systems, Inc. in April of 2004.

The Company’s Wound Care Management business unit’s revenues are recognized after the management services are rendered and are billed monthly in arrears, thus no contractual allowances are required for this portion of the Company’s business.

Trade receivables

Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the

Company has reserves for bad debt based upon the total accounts receivable balance. As of December 31, 2005, the Company’s reserve for accounts receivable was approximately 10% of total receivables. Although the Company believes its reserve for accounts receivable at December 31, 2005 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company’s operating results.

The Company verifies benefits with third-party payors and obtains authorization prior to shipping products or rendering services and, as such, the Company does not have accounts receivable pending approval from third-party payors.

The following table breaks down the Company’s gross accounts receivable into approximate percentages by payor group and aging classification as of December 31:

	As of December 31, 2005
Payor Group	0 – 90 Days	91 – 180 Days	181 – 365 Days	> 365 Days	Total
Commercial and other(1)	43%	8%	9%	10%	70%
Medicaid	9%	2%	2%	3%	16%
Medicare	8%	2%	2%	2%	14%
Self-pay(2)	*	*	*	*	*
Total(3)	60%	12%	13%	15%	100%

	As of December 31, 2004
Payor Group	0 – 90 Days	91 – 180 Days	181 – 365 Days	> 365 Days	Total
Commercial and other(1)	33%	8%	10%	9%	60%
Medicaid	12%	6%	5%	5%	28%
Medicare	7%	*	2%	3%	12%
Self-pay(2)	*	*	*	*	*
Total(3)	52%	14%	17%	17%	100%

(1)   Excludes allowances for contractual adjustments of approximately $2.4 million and $0.6 million as of December 31, 2005 and 2004, respectively.

(2)   Self-pay amounts primarily consist of patient co-payments, deductibles and self-pay balances on accounts that have not been paid by the primary payor. The Company considers the patient’s potential payment obligation in its evaluation of the allowance for doubtful accounts based on the current financial condition of the customer, age of the receivable and the relationship with the customer.

(3)   Amounts are calculated as percent of accounts receivable, and excludes allowances for doubtful accounts of $7.4 million and $3.6 million as of December 31, 2005 and 2004, respectively, which are not specifically tracked by payor group and aging classification.

*      Less than 1%.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at December 31, 2005 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company’s operating results.

Deferred income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that the Company will be able to use the deferred tax assets benefit.

The Company records and periodically reviews its estimated income tax reserves. Income tax reserves are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is probable that a liability has been incurred and the amount of the liability can be estimated. While the Company believes that its income tax reserves are adequate, the settlement of any such exposures at amounts that differ from current reserves may require the Company to materially increase or decrease its income tax reserves.

The Company had approximately $25.3 million in deferred income tax assets at December 31, 2005 (approximately $5.8 million in current assets and $19.5 million in long-term assets) and approximately $5.9 million in deferred income tax liabilities. The Company has a full valuation allowance against its net deferred tax assets based on the uncertainty of recovery.

Goodwill and intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as payor contracts, pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite lives to not be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Due primarily to unfavorable changes in the economics of the Specialty Infusion business unit, the Company recorded non-cash impairment charges from continuing operations of $77.5 million in goodwill and $138 thousand in other intangible assets during the third quarter of 2005 and $133.9 million in goodwill and $68 thousand in other intangible assets during the fourth quarter of 2004 (see Note 6 of Notes to Consolidated Financial Statements). The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit. The Company will continue to monitor its goodwill and intangibles for impairment indicators which include, among others, the Company’s performance versus its forecast, changes in contracts or reimbursement by payors and critical personnel departures.

KEY PERFORMANCE INDICATORS

The following provides a summary of some of the key performance indicators that may be used to assess the Company’s results of operations. These comparisons, which exclude amounts from discontinued operations (see Note 5), are not necessarily indicative of future results (dollars in thousands).

	2005	2004	$ Change	% Change	2004	2003	$ Change	% Change

Specialty Infusion revenues	$232,169	$198,055	$34,114	17%	$198,055	$134,596	$63,459	47%
Wound Care Management revenues	28,890	26,925	1,965	7%	26,925	28,898	(1,973)	(7)%
Total revenues	$261,059	$224,980	$36,079	16%	$224,980	$163,494	$61,486	38%

Specialty Infusion revenues to total	89%	88%			88%	82%
Wound Care Management revenues to total	11%	12%			12%	18%
Total	100%	100%			100%	100%

Specialty Infusion gross margin	$38,963	$41,201	$(2,238)	(5)%	$41,201	$45,355	$(4,154)	(9)%
Wound Care Management gross margin	15,905	14,849	1,056	7%	14,849	15,674	(825)	(5)%
Total gross margin	$54,868	$56,050	$(1,182)	(2)%	$56,050	$61,029	$(4,979)	(8)%

Specialty Infusion gross margin %	17%	21%			21%	34%
Wound Care Management gross margin %	55%	55%			55%	54%
Total gross margin %	21%	25%			25%	37%

Specialty Infusion SG&A	$27,262	$17,858	$9,404	53%	$17,858	$14,100	$3,758	27%
Wound Care Management SG&A	3,754	3,971	(217)	(5)%	3,971	4,641	(670)	(14)%
Corporate SG&A	17,367	18,267	(900)	(5)%	18,267	15,502	2,765	18%
Charges(1)	7,319	9,946	(2,627)	(26)%	9,946	6,752	3,194	47%
Total SG&A	$55,702	$50,042	$5,660	11%	$50,042	$40,995	$9,047	22%

Goodwill and intangible asset impairment	$77,608	$133,969	$(56,361)	(42)%	$133,969	$—	$133,969	100%

Operating margin (deficit)	$(78,442)	$(127,961)	49,519	(39)%	$(127,961)	$20,034	$(147,995)	(739)%
Operating margin (deficit) %	(30)%	(57)%			(57)%	12%

(1)     The Company’s charges are discussed under Results of Operations - Selling, General and Administrative.

RESULTS OF OPERATIONS

Fiscal Year 2005 vs. Fiscal Year 2004

Revenues. The Company’s revenues increased $36.1 million, or 16%, to $261.1 million for the fiscal year ended December 31, 2005 compared to $225.0 million for the fiscal year ended December 31, 2004. The increase in revenues for 2005 was the result of the April 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to reduced reimbursement from California state programs.

Product revenues, attributed entirely to the Specialty Infusion business unit, increased $34.1 million, or 17%, to $232.2 million in 2005 from $198.1 million in 2004. The increase in product revenues for the twelve-month period was primarily attributable to the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs. As a percentage of Specialty Infusion’s revenues, hemophilia revenues accounted for approximately 42% for the year ended December 31, 2005.

Service revenues, attributed entirely to the Wound Care Management business unit, increased $2.0 million, or 7%, to $28.9 million in 2005 from $26.9 million in 2004. During 2005, the Company signed 17 new Wound Care Management contracts and 6 contracts were terminated.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $36.4 million, or 23%, to $193.2 million in 2005 compared to $156.9 million in 2004. The increase in cost of product sales was primarily attributable to the 2004 acquisition of CCS and increased costs for IVIG products. As a percentage of product revenues, cost of product sales in 2005 was 83% compared to 79% in 2004. The dollar and percentage increases for 2005 were primarily attributable to the acquisition of CCS which resulted in a reduction of the percentage of the Company’s revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

Cost of Services. Cost of services, attributed entirely to the Wound Care Management business unit, increased $0.9 million, or 8%, to $13.0 million in 2005 from $12.1 million in 2004. As a percentage of service revenues, cost of services was flat at 45% in 2005 and 2004.

Gross Margin. Gross margin decreased $1.2 million, or 2%, to $54.9 million in 2005 from $56.0 million in 2004. Specialty Infusion’s gross margin declined to $39.0 million in 2005 from $41.2 million in 2004, a decrease of $2.2 million, or 5%. As a percentage of its revenues, Specialty Infusion’s gross margin was 17% in 2005 as compared to 21% in 2004. The decreases in gross margin dollars and percentage for the year ended December 31, 2005 were attributed to lower average revenue per unit for hemophilia products as a result of changes in reimbursement rates, lower average revenue per unit for IVIG products at pharmacies operating before the CCS acquisition due to a higher mix of managed care business and a higher product cost. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition.

Wound Care Management’s gross margin increased 7% to $15.9 million in 2005 compared to $14.8 million in 2004. As a percentage of its revenues, Wound Care Management’s gross margin was flat at 55% in 2005 and 2004.

Selling, General and Administrative. Selling, general and administrative expenses increased by $5.7 million, or 11%, to $55.7 million in 2005 compared to $50.0 million in 2004 and consisted of $27.3 million related to the Specialty Infusion business unit, $3.7 million related to the Wound Care Management business unit, $17.4 million related to corporate services and $7.3 million in charges related to the Company’s corporate reorganization and financial advisory fees. The increase in selling, general and administrative expenses of $5.7 million was primarily due to the inclusion of CCS’s results for a full year in 2005, offset by the charges of $7.3 million in 2005 compared to $9.9 million in 2004, or $2.6 million. The charges incurred during 2005 related to the corporate office relocation and financial restructuring advisory and legal fees. As a percentage of total Company revenues, selling, general and administrative expenses were 21% in 2005 compared to 22% in 2004.

Goodwill Impairment. During the third quarter of 2005, the Company conducted an interim impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142 and SFAS No. 144, respectively. Based on the results of this evaluation, in the third quarter of 2005, the Company recorded non-cash impairment charges from continuing operations of $77.5 million in goodwill and $0.1 million in other intangible assets related to the Specialty Infusion business unit. The total charge of $77.6 million resulted primarily from changes in the economics of the Specialty Infusion business unit, including reimbursement changes and resulting decline in gross margin. The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flow analysis for the reporting unit. See Note 6 of Notes to Consolidated Financial Statements.

Interest (Expense) Income. Net interest expense in 2005 was $25.5 million compared to $15.7 million in 2004. The increase of $9.7 million was primarily due to the Company’s increased debt used to fund the CCS acquisition in April of 2004 (see Notes 4 and 11 of Notes to Consolidated Financial Statements).

Other (Income) Expense. Other income of $0.7 million and $0 in 2005 and 2004, respectively, and other expense of $0 and $1.1 million in 2005 and 2004, respectively, primarily represented the fair value adjustments of the Company’s interest rate swap agreement for those periods. The Company terminated the interest rate swap agreement in June of 2005 (see Note 12 of Notes to Consolidated Financial Statements).

Income tax benefit. The Company recorded an income tax benefit of approximately $3.4 million in 2005 compared to a benefit of $3.9 million in 2004. The tax benefit in 2005 resulted primarily from the Company reversing certain tax reserve items, offset by the recording of a full valuation allowance of $1.4 million against its deferred tax assets.

Net Loss. Loss from continuing operations in 2005 was $99.8 million, or ($7.67) per share, compared to a loss from continuing operations of $140.8 million, or ($10.89) per share in 2004. The loss from continuing operations for 2005 was attributed to the goodwill and intangible asset impairment charges, the increased interest expense related to the Company’s Senior Notes, the decreased gross margins for Specialty Infusion and the charges taken primarily related to the Company’s corporate office relocation and financial advisory fees.

The Company also recorded loss from discontinued operations of $1.8 million, or $0.14 per share compared to a loss from discontinued operations of $0.6 million, or ($0.04) per share. As a result, the Company had a total net loss in 2005 of $101.6 million, or ($7.81) per share compared to a net loss of $141.4 million, or ($10.93) per share, in 2004.

Fiscal Year 2004 vs. Fiscal Year 2003

Revenues. The Company’s revenues increased $61.5 million, or 38%, to $225.0 million for the fiscal year ended December 31, 2004 compared to $163.5 million for the fiscal year ended December 31, 2003. The increase in revenues was the result of the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a reduction in service revenues in the Wound Care Management business unit.

Product revenues, attributed entirely to the Specialty Infusion business unit, increased $63.5 million, or 47%, to $198.1 million in 2004 from $134.6 million in 2003. The increase in product revenues was primarily attributable to the 2004 acquisition of CCS, offset by a reduction in hemophilia revenue related to the reduced reimbursement from California state programs and a reduction in IVIG sales. Product revenues for the years ended December 31 included the following:

	2004		2003
	In millions	% of Specialty Infusion Revenues	In millions	% of Specialty Infusion Revenues
Hemophilia	$111.4	56%	$115.3	86%
Other branch pharmacy revenue(1)	86.7	44%	19.3	14%
Total Specialty Infusion revenues	$198.1	100%	$134.6	100%

(1)   Includes product, service and per diem revenues for products such as, among others, antibiotics, IVIG, TPN, Remicaid® and chemotherapy.

Service revenues, attributed entirely to the Wound Care Management business unit, decreased $2.0 million, or 7%, to $26.9 million in 2004 from $28.9 million in 2003. The decrease in service revenues was primarily attributable to contract terminations, contract renegotiations resulting in lower average revenues per program and the conversion over the last two years of four under arrangement programs to management service programs where revenues are lower. As of the fiscal year ended 2004, the Company signed 13 new Wound Care Management contracts and 6 contracts were terminated. The improvement in the total number of contracts signed in 2004 versus contracts terminated was the result of a more favorable climate for outsourcing within the hospital market as well as improved financial stability of hospitals generally. Program terminations by client hospitals have been effected for such reasons as reduced reimbursement, financial restructuring, layoffs, bankruptcies, hospital closings or a hospital’s decision to maintain a wound care center without external management. The continued termination, non-renewal or renegotiations of a material number of management contracts or the inability to sign new contracts could result in a continued decline in the Company’s Wound Care Management business unit revenue. The Wound Care Management business unit has a number of initiatives to counter the decline in revenue, although there can be no assurance that the initiatives will be successful. These initiatives include new product offerings such as inpatient wound care programs at acute care hospitals focusing on pressure sores, and wound outreach programs whereby nurse practitioners or physicians from affiliated Wound Care Centers provide related services to long-term care facilities in surrounding areas. All of these programs are currently being offered to hospitals.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $67.6 million, or 76%, to $156.9 million in 2004 compared to $89.2 million in 2003. The increase in cost of product sales was primarily attributable to the 2004 acquisition of CCS. As a percentage of product revenues, cost of product sales in 2004 was 79% compared to 66% in 2003. The increased percentage for 2004 was primarily attributable to the acquisition of CCS which resulted in the reduction of the percentage of the Company’s revenues derived from hemophilia products, which have a lower product cost as a percentage of revenue, as well as the reduction in hemophilia revenue related to the reduced reimbursement from California state programs.

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

Gross Margin. Gross margin decreased $5.0 million, or 8%, to $56.1 million in 2004 from $61.0 million in 2003. Specialty Infusion’s gross margin declined to $41.2 million in 2004 from $45.4 million in 2003, a decrease of $4.2 million, or 9%. As a percentage of its revenues, Specialty Infusion’s gross margin was 21% in 2004 as compared to 34% in 2003. The decreases in gross margin dollars and percentage were attributed to lower average revenue per unit for hemophilia as a result of changes in reimbursement rates, lower average revenue per unit for IVIG at pharmacies operating before the CCS acquisition due to a higher mix of managed care business, and a higher cost of service. These decreases were partially offset by the inclusion of the gross margin from the CCS acquisition. Wound Care Management’s gross margin slightly decreased to $14.8 million in 2004 from $15.7 million in 2003, or 5%. As a percentage of its revenues, Wound Care Management’s gross margin was 55% in 2004 compared to 54% in 2003. The increase was attributed to the conversion over the past two years of four under arrangement contract programs to management services contracts where gross margins are typically higher.

Selling, General and Administrative. Selling, general and administrative expenses increased by $9.0 million, or 22%, to $50.0 million in 2004 compared to $41.0 million in 2003 and consisted of $17.8 million related to the Specialty Infusion business, $4.0 million related to the Wound Care Management business, $18.3 million related to corporate services and $9.9 million in charges. The total 2004 charges of $9.9 million included the following:

Charge	In Millions
Critical Care Systems integration	$6.8
Litigation expense	1.8
Corporate reorganization	1.3
Total charges	$9.9

The increase in selling, general and administrative expenses of $9.0 million was due to the charges of $9.9 million in 2004 compared to $6.7 million in charges in 2003 and the 2004 acquisition of CCS which accounted for increases of approximately $3.7 million in Specialty Infusion expenses and $2.8 million due to growth in corporate departments in support of the CCS, offset by a decrease of approximately $0.7 million in Wound Care Management expenses. As a percentage of total revenues, selling, general and administrative expenses were 22% for 2004 compared to 25% for 2003.

Goodwill Impairment. During the fourth quarter of 2004, the Company conducted its impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. Based on the results of this evaluation, the Company recorded non-cash impairment charges of $133.9 million in goodwill and $68 thousand in other intangible assets related to the Specialty Infusion business unit. The total charge of $134.0 resulted primarily from changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred in 2004.

Interest (Expense) Income. Net interest expense in 2004 was $15.7 million compared to $2.3 million in 2003. The increase of $13.4 million was due to the Company’s increased debt used to fund the CCS acquisition in April of 2004 (see Notes 4 and 11 of Notes to Consolidated Financial Statements).

Other Expense. Other expense in 2004 was $1.1 million compared to $0 in 2003 and represents the fair value adjustments of the Company’s interest rate swap agreement as of December 31, 2004 (see Note 12 of Notes to Consolidated Financial Statements).

Income tax (benefit) provision. The Company recorded an income tax benefit of $3.9 million in 2004 compared to an expense of $7.9 million in 2003. The benefit in 2004 is primarily related to the net pre-tax loss adjusted for non-deductible items such as goodwill impairment.

Net (Loss) Income. Loss from continuing operations in 2004 was $140.8 million, or ($10.89) per share, compared to income from continuing operations of $12.2 million, or $0.89 per diluted share in 2003 (calculated under the “as if converted” method as described in Note 18 of Notes to Consolidated Financial Statements). The loss from continuing operations for 2004 was attributable to the increase in charges incurred in 2004, increased interest expense related to the Company’s Senior Notes, the goodwill impairment charge and the reductions in hemophilia revenue related to the reduced reimbursement from California state programs. The Company also recorded a loss from discontinued operations of $0.6 million or ($0.04) per share, compared to income from discontinued operations of $0.9 million, or $0.07 per diluted share in 2003 (see Note 5 of Notes to Consolidated Financial Statements). As a result, the Company had a total net loss in 2004 of $141.4 million, or ($10.93) per share compared to net income of $13.1 million, or $0.96 per diluted share, in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working capital deficit was $156.9 million at December 31, 2005 compared to working capital of $50.8 million at December 31, 2004. The decrease in working capital is the result of the Company classifying its debt and other obligation as current (see Notes 2 and 11 of Notes to Consolidated Financial Statements). Total cash and cash equivalents at December 31, 2005 was $1.1 million. The ratio of current assets to current liabilities was 0.39 to 1 at December 31, 2005 and 1.8 to 1 at December 31, 2004.

Cash flows provided by continuing operating activities for 2005 totaled $3.8 million,  primarily attributable to the net loss from continuing operations of $99.8 for the year, a $1.1 million change in the fair value of the interest rate swap and a decrease in accounts payable and accrued expenses of $4.0 million, offset by depreciation and amortization of $5.9 million, bad debt provision of $8.4 million, the goodwill and intangible asset impairment charges of $77.6 million and decreases of approximately $0.5 million, $5.2 million and $6.3 million in accounts receivable, inventories and prepaids and other, respectively.

Cash flows provided by continuing investing activities totaled $0.1 million, attributable to $5.9 million in fixed asset purchases, net of $1.6 million in disposals, offset by proceeds of $4.4 million related to the Prescription City Settlement (see Note 4 to Consolidated Financial Statements).

Cash flows used in continuing financing activities totaled $0.6 million, attributable to $1.6 million in borrowings against credit facilities, net of deferred financing costs and $1.5 million in proceeds from repayments of notes receivable from stockholders, offset by $3.7 million in repayments of notes payable.

At December 31, 2005, the Company experienced a net decrease in accounts receivable of $7.1 million primarily attributable to approximately $4.2 million of additional reserves the Company recorded in the fourth quarter of 2005 and a reduction in days sales outstanding (“DSO”). DSO was 87 days at December 31, 2005, as compared to 88 days at December 31, 2004. At December 31, 2005, DSO for the Specialty Infusion business unit was 91 days and for the Wound Care Management business unit, DSO was 56 days, compared to 89 days and 73 days, respectively, at December 31, 2004.

As of December 31, 2005, the Company’s debt and other obligation of $213.2 million included $185.0 million in Senior Notes, $26.3 million in borrowed funds from the Company’s commercial lender, $0.4 million representing the DOJ obligation and $1.5 million representing the convertible note used in connection with the purchase of Apex in February 2002. On October 26, 2005, the Company commenced litigation against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. Prior to commencement of the action, Curative notified the representative of the former stockholders indicating that it would not be making the installment payment due on December 31, 2005 or any further payments pending resolution of this dispute (see Item 3, “Legal Proceedings”). The Company’s debt and other obligation were classified as current liabilities under generally accepted accounting principles as of December 31, 2005 (see Notes 2 and 11 of Notes to Consolidated Financial Statements).

The total of the Company’s debt and other obligation and long-term liabilities decreased $4.2 million to $213.2 million compared to $217.5 million at December 31, 2004. The decrease was primarily due to a decrease in the DOJ obligation resulting from payments made in 2005, the release of the obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City (see Note 11 of Notes to Consolidated Financial Statements) and the repayment of the $3.0 million note payable in connection with the purchase of Home Care of New York, Inc.

The Company’s current liquidity needs include those related to working capital needs for the servicing of its debt, approximately $19.9 million in interest expense, paid semi-annually, related principally to the Company’s outstanding Senior Notes, a $0.4 million obligation payable to the DOJ related to the settlement of its litigation previously disclosed and the expansion of the Company’s branch network of full-service pharmacies, including capital expenditure requirements of approximately $3.0 million.

On May 2, 2005, the Company made the first 2005 semi-annual interest payment of approximately $9.75 million on the Senior Notes, and on October 23, 2005, the Company paid the $3.0 million convertible note related to the purchase of Home Care. The Company made these payments by drawing against its revolving credit facility. The Company did not, however, pay the November 1, 2005 coupon due on the Senior Notes and instead elected to use the 30-day grace period under the Note indenture to continue to negotiate with the Ad Hoc Committee of the bondholders and their financial advisor regarding a restructuring of the Senior Notes.

As previously disclosed, the Company hired a financial advisor to assess the financial alternatives available to the Company given its significant debt and continuing losses. In addition, the Ad Hoc Committee comprised of the holders of approximately 80% of the Company’s Senior Notes hired a financial advisor as well.

In connection with the Existing Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement with GECC. The Forbearance Agreement provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by the Credit Agreement, will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from the Company’s failure to pay interest on the Senior Notes. Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006. Under the terms of the Forbearance Agreement, Curative may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred. Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder.

The Forbearance Agreement provides that interest on outstanding amounts on the revolver facility will accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred. The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GECC will waive such additional interest due as long as:  1) a terminating event under the facility does not occur, 2) the Company accepts GECC’s proposal for a DIP Credit facility and 3) GECC provides the Exit Facility (see Note 1 of Notes to Consolidated Financial Statements). In addition, the Forbearance Agreement waives payment of an early termination fee that became due and payable of $1.2 million, subject to the same conditions as the PIK interest. The Company recorded the $1.2 million termination penalty and PIK interest in the accompanying financial statements. Further, the Company was not in compliance with the financial covenants of total leverage, senior secured leverage and fix charges coverage ratios under its revolving credit facility at December 31, 2005, and the Company and GECC executed a waiver agreement related to these covenants.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the DIP Financing described below.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

On December 2, 2005, the Company reached an agreement with the Ad Hoc Committee on the general terms of a financial restructuring and entered into a Plan Support Agreement. The financial restructuring, as contemplated by the Plan Support Agreement and the Plan, is designed to (a) de-leverage the Company’s balance sheet, (b) provide substantial liquidity to conduct business operations, (c) ensure that business operations are unaffected by the Chapter 11 Cases and that the Company is able to retain existing management and employees and (d) provide the greatest return to creditors. Under the Plan Support Agreement, the Senior Noteholders party thereto agreed to forbear from exercising remedies with respect to any defaults and events of defaults arising, or that may arise, under the Senior

Notes, and agreed further to take all commercially reasonable actions to oppose and object to, and not to support, any person’s taking action to exercise remedies with respect to the Senior Notes. The Plan Support Agreement will terminate on July 31, 2006, or upon the earlier failure to satisfy certain milestones with respect to the Plan.

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company filed the Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, the Company solicited votes to accept or reject the Plan from the holders of the Senior Notes issued by Curative and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the New Curative Common Stock. Holders of existing shares of Old Curative Common Stock and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished.

The Bankruptcy Court entered an interim order authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility that is secured by all or substantially all of the Company’s assets and a pledge of the equity interests of each of its subsidiaries, or “DIP Financing”). The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Existing Credit Facility as of April 5, 2006 and also will be used for working capital and other general corporate purposes during the Chapter 11 Cases.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub facility and up to $5.0 million as a swingline sub facility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

In the DIP Financing Credit Agreement, the Company has made certain representations and warranties to GECC and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company’s ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. The DIP facility provided for conditions to close which included covenants related to levels of the Company’s fixed charges coverage ratio, senior secured leverage ratio and total leverage ratio. The Company was in compliance with these as well as other requirements as of the close date.

The Company’s longer term cash requirements include working capital for the expansion of its Specialty Infusion business branch pharmacy network and servicing of the Company’s substantial debt. Other cash requirements are anticipated for capital expenditures in the normal course of business, including the acquisition of software, computers and equipment related to the Company’s management information systems.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

At December 31, 2005, the Company had an approximate $0.4 million obligation, payable in February 2006, to the DOJ related to the settlement of its litigation previously disclosed, as well as bank debt and convertible and promissory notes totaling $212.9 million payable over various periods through 2011 that were used in the Specialty Infusion acquisitions (see Note 4 of Notes to Consolidated Financial Statements). In addition, the Company has contractual obligations under various operating leases.

The following table details total future payments under these obligations at December 31, 2005 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Senior subordinated notes(1)	$185,000	$185,000	$—	$—	$—
Revolving loan facility(1)	26,346	26,346	—	—	—
DOJ obligation	375	375	—	—	—
Convertible note payable(2)	1,524	1,524	—	—	—
Operating leases	16,338	4,201	7,059	3,898	1,180
Total	$229,583	$217,446	$7,059	$3,898	$1,180

(1)   Due to the Company’s current financial condition, all of the Company’s outstanding debt has been classified as current in the accompanying financial statements (see Notes 2 and 11 of Notes to Consolidated Financial Statements).

(2)   Currently in dispute (see Note 21 of Notes to Consolidated Financial Statements).

The effects of inflation and changing prices are considered immaterial.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25. Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Company adopted SFAS No. 123(R) on January 1, 2006.

Given the Company’s filing for Chapter 11 reorganization as described above, the cancellation of the Company’s stock as well as existing options and the expected issuance of new options at prices to be determined, the impact of adoption of SFAS No. 123(R) on future net income cannot be predicted at this time. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While future tax deduction amounts cannot be determined at this time, the amount of tax benefit from stock option exercises recorded in operating cash flows recognized in prior periods included no benefit in 2005 or 2004 and $1.5 million in 2003.

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

For non-trading purposes, the Company is subject to interest rate risk under its Existing Credit Facility. In conjunction with the acquisition of CCS on April 23, 2004, the Company restructured its previous credit facility with GECC to provide for a $40.0 million senior secured revolving credit facility. Loans under this Existing Credit Facility may, at the Company’s option, be obtained as Base Rate loans, LIBOR loans or any combination thereof. This credit facility was to terminate on April 23, 2009.

In connection with the Existing Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement with GECC. The Forbearance Agreement provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by the Credit Agreement, will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from the Company’s failure to pay interest on the Senior Notes. Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006. Under the terms of the Forbearance Agreement, Curative may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred. Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder.

The Forbearance Agreement provides that interest on outstanding amounts on the revolver facility will accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred. The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GECC will waive such additional interest due as long as:  1) a terminating event under the facility does not occur, 2) the Company accepts GECC’s proposal for a DIP Credit facility and 3) GECC provides the Exit Facility (see Note 1 of Notes to Consolidated Financial Statements). In addition, the Forbearance Agreement waives payment of an early termination fee that became due and payable of $1.2 million, subject to the same conditions as the PIK interest. The Company recorded the $1.2 million termination penalty and PIK interest in the accompanying financial statements.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the DIP Financing.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

The table below provides information about the Company’s financial instruments, in accordance with stated terms of related agreements, that are sensitive to changes in interest rates. For debt obligations, the table presents principal amounts outstanding and related weighted average interest rates. As a result of the Company’s financial condition and its filing of a Plan of Reorganization under Chapter 11, all of the Company’s outstanding indebtedness is classified as current.

The following table provides information about the Company’s financial instruments at December 31 (dollars in millions):

	December 31, 2005		Outstanding Balances December 31,
	Balance	Fair Value	2006	2007	2008	2009	2010	There-after
Liability: Long-term debt (Senior Notes) Fixed rate ($US)(1) Average interest rate(1)	$185.0 10.75%	$118.4 22.72%	$185.0 10.75%	$—	$—	$—	$—	$—
Long-term debt (Revolver) Variable rate ($US)(2) Average interest rate(2)	$26.3 7.9%	$26.3 7.9%	$26.3 8.63%	$—	$—	$—	$—	$—
Convertible note used in purchase of Apex Average interest rate(3)	$1.5 4.4%	$1.5 4.4%	$1.5 4.4%	$—	$—	$—	$—	$—
Department of Justice obligation Average interest rate(4)	$0.4 6.0%	$0.4 6.0%	$0.4 6.0%	$—	$—	$—	$—	$—

(1)   The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2)   The average interest rates are based on the LIBOR forward yield curves at December 31, 2005 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at December 31, 2005 was the 30-day LIBOR rate of 4.4% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of December 31, 2005, the prime rate in effect was 7.0%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

(3)   Average interest rates are contractual amounts. The Company is disputing this obligation (see Part I, Item 3, “Legal Proceedings”).

(4)   Average interest rates are contractual amounts.

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to the Consolidated Financial Statements listed in Item 15(a) of Part IV of this Report.

This table should be read together with the accompanying Consolidated Financial Statements and Notes. The period-to-period comparability of the Company’s selected consolidated financial data is affected by its acquisition activity. See Note 4 of Notes to Consolidated Financial Statements.

The following table sets forth the unaudited financial results of the Company for the eight quarters ended December 31, 2005 (in thousands, except per share data)(1):

				Income	Net Loss
	Total	Gross	Net	Per Common	Per Common
	Revenues(1)	Profit(1)	Loss	Share, Basic(3)	Share, Diluted(2)(3)
Quarter Ended
2005
December 31	$68,715	$14,803	$(12,528)	$(0.96)	$(0.96)
September 30	67,135	14,020	(80,926)	(6.22)	(6.22)
June 30	65,879	13,313	(4,774)	(0.37)	(0.37)
March 31	59,330	12,732	(3,364)	(0.26)	(0.26)

2004
December 31	$62,018	$12,638	$(139,340)	$(10.77)	$(10.77)
September 30	64,398	15,115	(2,066)	(0.16)	(0.16)
June 30	59,190	15,117	(3,132)	(0.24)	(0.24)
March 31	39,374	13,180	3,133	0.24	0.23

(1)   Excludes amounts from discontinued operations. See Note 5 of Notes to Consolidated Financial Statements.

(2)   See Note 18 of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

(3)   Weighted average shares used in the above calculations have been corrected for 2004. Such correction resulted in an increase in net loss per share of $.01 for the fourth quarter of 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report on Form 10-K. Based on this evaluation, the Company noted a deficiency in the effectiveness of the Company’s financial statement close process in three non-routine, judgmental areas relating to the allowance for doubtful accounts, certain accrued liabilities relating to the Company’s revolving credit facility and certain income tax accounts. As a result of this deficiency, audit adjustments increasing the Company’s net loss in the aggregate amount of $6.2 million were recorded by the Company. Accordingly, the CEO and CFO concluded that, due to the material weakness in the Company’s internal controls, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Controls

Except as noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness in Internal Control over Financial Reporting

In order to address the material weakness noted above, the Company has revised its financial statement closing procedures to provide for broader review and discussion of such non-routine judgments in the future which will involve, as appropriate, legal counsel, additional internal financial staff, and outside financial advisors. Based on these changes in the financial statement closing process, management of the Company believes that the Company’s disclosure controls and procedures are effective as of the date of filing of this report on Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2006 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement. The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and senior financial officers. The text of such Code of Ethics has been posted on the Company’s website at www.curative.com. Any amendment to, or waiver from, a provision of such Code of Ethics shall be posted on the Company’s website at www.curative.com. In addition, the Company has adopted a Code of Business Practices as part of its compliance program, and a copy of such Code of Business Practices is available upon written request to the Company.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the sections “Executive Compensation” and “Election of Directors – Compensation of Directors” of the Company’s Proxy Statement.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the sections “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” of the Company’s Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the section ”Certain Transactions” of the Company’s Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section ”Ratification of Appointment of Independent Auditors” of the Company’s Proxy Statement.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are included with the filing of this report:

	1.	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

Schedule II - Consolidated Schedule - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The list of exhibits, entitled “Exhibits,” immediately following the financial statement schedules accompanying this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURATIVE HEALTH SERVICES, INC.

By:	/s/	Paul F. McConnell
Paul F. McConnell
Chief Executive Officer
(Principal Executive Officer)

Date:  April 10, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul F. McConnell, John C. Prior and Thomas Axmacher, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Paul F. McConnell	Chief Executive Officer	April 10, 2006
	Paul F. McConnell	(Principal Executive Officer, Director)

/s/	Thomas Axmacher	Chief Financial Officer	April 10, 2006
	Thomas Axmacher	(Principal Financial and Accounting Officer)

/s/	John C. Prior	Chief Operating Officer	April 10, 2006
	John C. Prior	Director

/s/	Paul S. Auerbach, MD	Director	April 10, 2006
Paul S. Auerbach, MD

/s/	Daniel E. Berce	Director	April 10, 2006
Daniel E. Berce

/s/	Lawrence English	Director	April 10, 2006
Lawrence English

/s/	Timothy I. Maudlin	Chairman of the Board	April 10, 2006
Timothy I. Maudlin

/s/	Gerard Moufflet	Director	April 10, 2006
Gerard Moufflet

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Curative Health Services, Inc.

We have audited the accompanying consolidated balance sheets of Curative Health Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Curative Health Services, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Curative Health Services, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company defaulted on its outstanding debt obligations during 2005 and, subsequent to year end, has filed voluntary petitions under chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
Manchester, New Hampshire
March 27, 2006, except for Notes 1, 2 and 11,
as to which the date is April 5, 2006

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,099	$415
Accounts receivable (less allowance of $7,416 and $3,560 at December 31, 2005 and 2004, respectively)	66,487	73,544
Inventories	10,495	15,381
Prepaids and other current assets	3,529	5,650
Deferred financing fees	9,913	—
Federal income tax refund receivable	756	3,431
Deferred income taxes	5,860	3,977
Current assets of discontinued operations	2,278	12,010
Total current assets	100,417	114,408

Property and equipment, net	11,934	10,906
Intangibles subject to amortization, net	18,548	20,383
Intangibles not subject to amortization (trade names)	1,440	1,446
Goodwill	36,387	119,559
Other assets	367	12,979
Non-current assets of discontinued operations	195	4,103
Total assets	$169,288	$283,784

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$13,133	$23,774
Accrued expenses and other current liabilities	29,879	21,026
Debt in default and other obligation	213,245	5,496
Current liabilities of discontinued operations	1,035	13,324
Total current liabilities	257,292	63,620

Long-term liabilities	—	210,991
Deferred income taxes	5,860	3,511
Other long-term liabilities	74	1,209
Non-current liabilities of discontinued operations	395	—
Total long-term liabilities	6,329	215,711

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued	—	—
Preferred stock, Series A Junior Participating, par value $.01 per share, 500,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized, 13,043,133 shares issued and outstanding (12,951,462 shares in 2004)	129	128
Additional paid in capital	120,293	119,449
Accumulated deficit	(212,879)	(111,287)
Deferred compensation	(1,876)	(2,364)
Notes receivable – stockholders	—	(1,473)
Total stockholders’ (deficit) equity	(94,333)	4,453
Total liabilities and stockholders’ (deficit) equity	$169,288	$283,784

See accompanying notes

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Products	$232,169	$198,055	$134,596
Services	28,890	26,925	28,898
Total revenues	261,059	224,980	163,494

Costs and operating expenses:
Cost of product sales	193,206	156,854	89,241
Cost of services	12,985	12,076	13,224
Selling, general and administrative	55,702	50,042	40,995
Goodwill and intangible asset impairment	77,608	133,969	—
Total costs and operating expenses	339,501	352,941	143,460

(Loss) income from operations	(78,442)	(127,961)	20,034

Interest expense	(25,491)	(15,833)	(2,300)
Interest income	23	107	20
Other expense	—	(1,081)	—
Other income	712	—	2,327

(Loss) income from continuing operations before income taxes	(103,198)	(144,768)	20,081
Income tax (benefit) provision	(3,415)	(3,949)	7,909

(Loss) income from continuing operations	(99,783)	(140,819)	12,172

Discontinued operations:
Income (loss) from discontinued operations	(1,254)	(471)	1,490
Loss on sale of discontinued operations	(933)	—	—
Income tax (benefit) provision	(378)	115	587
(Loss) Income from discontinued operations	(1,809)	(586)	903

Net (loss) income	$(101,592)	$(141,405)	$13,075

Basic net (loss) income per share:
(Loss) income from continuing operations	$(7.67)	$(10.89)	$0.97
Income (loss) from discontinued operations	(0.14)	(0.04)	0.07
Net (loss) income	$(7.81)	$(10.93)	$1.04

Diluted net (loss) income per share:(1)
(Loss) income from continuing operations	$(7.67)	$(10.89)	$0.89
Income (loss) from discontinued operations	(0.14)	(0.04)	0.07
Net (loss) income	$(7.81)	$(10.93)	$0.96

Denominator for basic net (loss) income per share, weighted average common shares	13,002	12,932	12,536

Denominator for diluted net (loss) income per share, weighted average common shares assuming conversions	13,002	12,932	13,816

(1)                                  See Note 18 of Notes to Consolidated Financial Statements for net (loss) income per share calculation.

See accompanying notes

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands)

				Retained			Total
	Common	Common	Additional	Earnings		Notes	Stockholders’
	Stock	Stock	Paid-In	(Accumulated	Deferred	Receivable	Equity
	Shares	Amount	Capital	Deficit)	Compensation	Stockholders	(Deficit)

Balance, December 31, 2002	12,142,106	$121	$106,124	$17,043	—	$(2,387)	$120,901
Exercise of options	485,863	4	4,136	—	—	—	4,140
Exercise of rights under convertible notes	300,389	3	4,828	—	—	—	4,831
Tax benefit from stock option exercises	—	—	1,517	—	—	—	1,517
Repayment of notes receivable-stockholders	—	—	—	—		780	780
Shares repurchased and retired	(97,070)	(1)	(1,523)	—	—	—	(1,524)
Net income for 2003	—	—	—	13,075	—	—	13,075

Balance, December 31, 2003	12,831,288	127	115,082	30,118	—	(1,607)	143,720
Exercise of options and other	47,459	1	303	—	—	—	304
Grant of restricted common stock	—	—	2,896	—	(2,896)	—	—
Amortization of deferred stock compensation	—	—	—	—	532	—	532
Exercise of rights under convertible notes	72,715	—	1,168	—	—	—	1,168
Repayment of notes receivable-stockholders	—	—	—	—	—	134	134
Net loss for 2004	—	—	—	(141,405)	—	—	(141,405)

Balance, December 31, 2004	12,951,462	128	119,449	(111,287)	(2,364)	(1,473)	4,453

Grant/issuance of restricted stock	91,671	1	844	—	(844)	—	1
Amortization of deferred stock compensation	—	—	—	—	1,332	—	1,332
Repayment of notes receivable-stockholders	—	—	—	—	—	1,473	1,473
Net loss for 2005	—	—	—	(101,592)	—	—	(101,592)

Balance, December 31, 2005	13,043,133	$129	$120,293	$(212,879)	$(1,876)	$—	$(94,333)

See accompanying notes

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	2005	2004	2003
OPERATING ACTIVITIES:
(Loss) income from continuing operations	$(99,783)	$(140,819)	$12,172
Adjustments to reconcile net (loss) income to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	5,883	4,925	2,602
Provision for doubtful accounts	8,409	2,336	2,164
Gain on sale of equity investment	—	—	(2,327)
Stock based compensation	1,332	532	—
Change in fair value of interest rate swap	(1,081)	1,081	—
Deferred income taxes	1,375	595	2,423
Amortization of deferred financing fees	1,986	1,382	—
Tax benefit from stock option exercises	—	—	1,517
Goodwill and intangible asset impairment	77,608	133,969	—
Changes in operating assets and liabilities, net of effects from Specialty Infusion acquisitions:
Accounts receivable	557	(385)	(17,146)
Inventories	5,246	(3,878)	3,872
Swap interest receivable	—	(211)	—
Prepaids and other	6,274	(5,608)	1,052
Accounts payable and accrued expenses	(3,967)	(2,186)	614
Net cash provided by (used in) continuing operating activities	3,839	(8,267)	6,943
Net cash (used in) provided by discontinued operations	(2,660)	1,221	(24,118)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,179	(7,046)	(17,175)

INVESTING ACTIVITIES:
Specialty Infusion acquisitions, net of cash acquired	4,400	(154,420)	(867)
Sale of Accordant Health Services, Inc.	—	2,815	—
Purchases of property and equipment	(5,902)	(5,296)	(6,550)
Disposal of property and equipment and other	1,612	1,514	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	110	(155,387)	(7,417)

FINANCING ACTIVITIES:
Shares repurchased and retired	—	—	(1,524)
Net proceeds from issuance of senior subordinated notes	—	173,401	—
Proceeds from exercise of stock options	—	165	3,989
Proceeds from repayment of notes receivable – stockholders	1,473	134	780
Borrowing from credit facilities, net	1,575	12,730	34,001
Repayments of long-term liabilities	—	(24,000)	(13,368)
Repayment of notes payable	(3,653)	(871)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(605)	161,559	23,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	684	(874)	(714)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	415	1,289	2,003
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,099	$415	$1,289

See accompanying notes

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Company was organized under the laws of the State of Minnesota in October 1984. In August 2003, the Company effected a holding company reorganization in which each share of the registrant’s outstanding common stock was deemed to have been exchanged for one share of common stock in a newly formed corporation (the “new holding company”). Pursuant to Section 302A.626 (subd. 7) of the Minnesota Business Corporation Act, the articles of incorporation, bylaws and name of the new holding company, and the authorized capital stock of the new holding company (including the designations, rights, powers and preferences of such capital stock and the qualifications, limitations and restrictions thereof) are all consistent with those of the registrant as it existed prior to the reorganization. In addition, the directors and executive officers of the new holding company were the same individuals who were directors and executive officers, respectively, of the registrant prior to the reorganization. The terms “Curative” and the “Company” as used in these financial statements and accompanying notes refer, for periods prior to the reorganization, to the corporation that was the registrant prior to the reorganization, and, for periods after the reorganization, to the new holding company.

The Company operates a Specialty Infusion business unit and a Wound Care Management business unit to deliver high-quality care and positive clinical outcomes for patients experiencing serious acute or chronic medical conditions. Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient’s infusion and related support needs. The Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. Examples of biopharmaceutical products used by Curative’s patients include hemophilia clotting factor, IVIG and Remicade®. Examples of pharmaceutical products used by Curative’s patients include compounded pharmaceuticals, such as TPN products, anti-infectives, chemotherapy agents and pain management products. As of December 31, 2005, the Company had approximately 485 payor contracts and provided products or services in approximately 45 states.

Curative’s Wound Care Management business unit is a leading provider of wound care services specializing in chronic wound care management. It manages, on behalf of hospital clients, a nationwide network of Wound Care Center® programs that offer a comprehensive range of services across a continuum of care for treatment of chronic wounds. The Company’s Wound Management ProgramSM consists of diagnostic and therapeutic treatment procedures that are designed to meet each patient’s specific wound care needs on a cost-effective basis. The treatment procedures are designed to achieve positive results for wound healing based on significant experience in the field. The Company maintains a proprietary database of patient results that it has collected since 1988 containing over 534,000 patient cases. The treatment procedures, which are based on extensive patient data, have allowed the Company to achieve an overall rate of healing of approximately 89% at December 31, 2005 for patients completing therapy. As of December 31, 2005, the Wound Care Center® network consisted of 109 outpatient clinics (103 operating and 6 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

PLANNED REORGANIZATION AND CHAPTER 11 BANKRUPTCY PROCEEDINGS

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Company filed its chapter 11 cases (the “Chapter 11 Cases”) to implement and effect its Prepackaged Joint Plan of Reorganization, dated February 6, 2006 (the “Plan”). Prior to commencement of the Chapter 11 Cases, Curative solicited votes to accept or reject the Plan from the holders of the $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the “Senior Notes”) issued by the Company and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan, which is described in more detail below, will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each holder of Senior Notes (each, a “Senior Noteholder”) will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the common stock of reorganized Curative (the “New Curative Common Stock”). Holders of existing shares of Curative common stock (“Old Curative Common Stock”) and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished.

In connection with the reorganization to be effected by the Plan, the Company intends to deregister its existing securities under the Securities Exchange Act of 1934, and become a “private company” upon its emergence from Chapter 11.

Events Leading to Chapter 11 Cases

Factors Affecting the Company’s Liquidity

Since June 2004, Curative has faced various issues that have negatively affected its liquidity and its ability to service its debt obligations. Specifically, and as described in further detail below, Curative has experienced reduced revenue generation as a result of:

•                  California’s modification of its blood-product reimbursement methodology,

•                  a modification of the federal government’s blood-product reimbursement methodology,

•                  slow maturation of certain new branch locations,

•                  the resignation of certain customer sales and service representatives, and

•                  additional future liquidity risks, including potential indemnification claims.

Significant Decrease in Blood-Product Reimbursement

On April 23, 2004, the Company acquired Critical Care Systems, Inc. (“CCS”), a leading national provider of specialty infusion pharmaceuticals and related services for a purchase price of $154.2 million, including working capital adjustments of approximately $4.1 million. The acquisition of CCS was financed with a portion of the proceeds obtained from the issuance of the Senior Notes and additional borrowings. See Note 4.

At the time of the CCS acquisition, a significant portion of the Company’s business involved the sale of blood-clotting products by the Company to hemophilia patients who are beneficiaries of California’s Medicaid (“Medi-Cal”) program or other state funded programs for hemophilia patients. These blood products were dispensed directly to patients or through the Company’s relationships with third party pharmacies.

In May 2004, California announced that, effective June 1, 2004, California modified its reimbursement methodology for blood-clotting products to average selling price (“ASP”) (as provided by the manufacturer) plus 20%. This change in California’s reimbursement methodology amounted to an approximate 30-40% reduction from the acquisition cost plus 1% methodology previously in effect. The implementation of this reduction in reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, significantly impacted the Company’s revenues from the sale of blood-clotting products.

In addition to the 30%-40% decrease in revenue for blood-clotting products generated from Medi-Cal reimbursement, in November 2004, the federal government announced that, effective January 1, 2005, it would modify its reimbursement methodology for blood-clotting products in a manner which would negatively affect the Company’s revenues. Prior to January 1, 2005, Curative was able to seek reimbursement from Medicare for blood-clotting products at a rate of 95% of the average wholesale price (“AWP”). After January 1, 2005, Medicare reimbursed for blood-clotting products at a rate of ASP plus 6% plus a $0.14 per unit dispensing fee.

Underperforming Branch Expansion

The Company’s overall growth strategy, and its approach to offsetting the decreased revenue resulting from the change in Medi-Cal reimbursement methodology described above, included opening 13 new branches throughout the United States since June 2004. The Company projected that these new branches would quickly enter into the necessary service contracts and other business and patient relationships in the short-term and begin generating positive revenue consistent with historical results. However, for various reasons, including slower than anticipated managed care contract signings, certain of these branches have not matured as quickly as planned and have not generated anticipated revenues.

Resignation of Hemophilia Service Representatives

The success of the Company’s Specialty Infusion business unit depends in part upon its ability to retain key employees, referred to as hemophilia services representatives, who service hemophilia patients. The hemophilia service representatives are the chief contacts and maintain the primary relationship with Curative’s customers. While the Company has employment agreements with its hemophilia service representatives which, where appropriate, contain covenants not to compete and other restrictive covenants that apply if the hemophilia service representatives cease employment with Curative, the loss of any hemophilia service representatives could result in the loss of a significant number of customers and corresponding revenue from the sale of blood-clotting products to such customers.

On October 21, 2005, six hemophilia service representatives resigned. The Company estimates that the patients serviced by these employees represent approximately $25.0 million of revenue annually. While it is not certain that the Company will lose the full $25.0 million of revenue, it is likely that it will experience a significant decrease in revenue as a result of these resignations. The Company may experience the loss of other hemophilia services representatives in the future which could adversely affect its business and prospects.

In addition to the factors adversely affecting the Company’s revenue generation described above, its future liquidity may also be affected by the following additional factor:

•                  The Pharmacy Claims. Two of the Company’s subsidiaries, Apex Therapeutic Care, Inc. (“Apex”) and eBioCare.com, Inc. (“eBioCare”), might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California (the “DHS Audit”) related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of December 31, 2005.

Plan Negotiations and Solicitation of Votes on the Prepackaged Plan

As a result of the foregoing factors, in June 2005, the Company began evaluating strategic alternatives and subsequently retained UBS Securities LLC as its financial advisors. In September 2005, certain holders of the Senior Notes formed an Ad Hoc Committee and Curative began discussions with them with respect to a de-leveraging of its balance sheet. On November 1, 2005, the Company was required to make an interest payment in the amount of approximately $9.9 million to the Senior Noteholders. The Company elected not to make this interest payment and to use the 30-day grace period available under the indenture. Upon expiration of the grace period on November 30, 2005, Curative did not make the interest payment and an event of default occurred under the Senior Notes, which also triggered an event of default under its prepetition credit facility (the “Existing Credit Facility”) with General Electric Capital Corporation (“GECC”).

In connection with the Existing Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement, as amended (“Forbearance Agreement”) with GECC. The Forbearance Agreement provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by a Credit Agreement dated April 23, 2004, as amended (the “Credit Agreement”), will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from the Company’s failure to pay interest on the Senior Notes. Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006. Under the terms of the Forbearance Agreement, Curative may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred. Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder (see Debtor in Possession).

On December 2, 2005, the Company reached an agreement with the Ad Hoc Committee on the general terms of a financial restructuring and entered into a Plan Support Agreement. The financial restructuring, as contemplated by the Plan Support Agreement and the Plan, is designed to (a) de-leverage the Company’s balance sheet, (b) provide Curative with substantial liquidity to conduct its business operations, (c) ensure that the Company’s business operations are unaffected by the Chapter 11 Cases and that it is able to retain its existing management and employees and (d) provide the greatest return to its creditors. Under the Plan Support Agreement, the Senior Noteholders party thereto agreed to forbear from exercising remedies with respect to any defaults and events of defaults arising, or that may arise, under the Senior Notes, and agreed further to take all commercially reasonable actions to oppose and object to, and not to support, any person’s taking action to exercise remedies with respect to the Senior Notes. The Plan Support Agreement will terminate on July 31, 2006, or upon the earlier failure to satisfy certain milestones with respect to the Prepackaged Plan.

On February 6, 2006, pursuant to the Plan Support Agreement, the Company commenced solicitation of votes on the Prepackaged Plan. In connection with the solicitation, Curative circulated the Disclosure Statement in support of the Prepackaged Plan (the “Disclosure Statement”) to the Senior Noteholders and the holders of known general unsecured claims against the Company as of February 6, 2006.

The solicitation period with respect to votes on the Plan ended on March 13, 2006. The Plan was accepted by 93.2% in number and 99.7 % in amount of the beneficial holders of the Senior Noteholders voting on the Plan. Holders of general unsecured claims against Curative and its subsidiaries, excluding Apex and eBioCare, (the “Curative Debtors”) voted to accept the Plan (62.5% in number and 91.1% in amount). The only classes of creditors entitled to vote on the Plan and who did not vote to accept the Plan were general unsecured claims against Apex and eBioCare.

The Plan was filed with the Bankruptcy Court on March 27, 2006, along with the Disclosure Statement, the Company’s chapter 11 petition, the chapter 11 petitions for each of its subsidiaries, and various motions and applications requesting relief from the Bankruptcy Court to facilitate the administration of the Company’s Chapter 11 Cases.

On February 21, 2006, Curative’s existing common stock was delisted from the NASDAQ National Market System, due to Curative’s continuing failure to satisfy the continued listing requirements of that market. Since that date, Curative’s existing common stock has traded in the over-the-counter market.

General Structure of the Plan

Under the Plan, the Company has established three groups of classes of claims:  (i) claims against the Curative Debtors, (ii) claims against Apex and (iii) claims against eBioCare. The Plan achieves a consensual de-leveraging of the Company’s balance sheet and ensures that it will be a private company upon emergence from bankruptcy. The Plan includes, among other things, the following key terms:

•                  Old Curative Common Stock. On the date the Plan becomes effective, all shares of Old Curative Common Stock and options will be cancelled and Curative’s obligation to file reports and other information under the Securities Exchange Act of 1934, such as Forms 10-K and 10-Q, will be terminated. The sole equity interests in reorganized Curative will consist of the New Curative Common Stock. Holders of Old Curative Common Stock and options will not receive any distributions pursuant to the Plan.

•                  Senior Notes. Pursuant to the elections made under the Plan, eligible Senior Noteholders representing approximately 88% in aggregate principal amount of Senior Notes, or $162.9, will receive their respective pro rata shares of cash consideration and shares of New Curative Common Stock on the effective date of the Plan. The remaining Senior Noteholders will receive cash in an aggregate amount as provided in the Plan in exchange for their claims and will not receive any shares of New Curative Common Stock.

•                  Rights Offering. Prior to solicitation of votes on the Plan, the Company issued non-certificated subscription rights to certain members of the Ad Hoc Committee entitling them to purchase shares of New Curative Common Stock on the effective date of the Plan. Pursuant to Election and Subscription Agreements, the members of the Ad Hoc Committee have agreed to exercise their rights on the Plan’s effective date. The proceeds from the exercise of the rights will be used to fund a substantial majority of the cash distributions under the Plan to those holders of Senior Notes who will not receive New Curative Common Stock.

•                  Treatment of General Unsecured Claims. Each holder of an undisputed general unsecured claim against the Company (other than those against Apex and eBioCare) will receive a promissory note in a face amount equal to approximately 56% of its respective claim. Each holder of an undisputed general unsecured claim against each of Apex and eBioCare will receive a promissory note in a face amount equal to approximately 5.2% of its respective claim. Prior to the commencement of the Chapter 11 Cases, each holder of a general unsecured claim against each of the Curative Debtors, Apex and eBioCare had the option to elect to receive a cash payment in an amount equal to 50% of the face amount of its respective promissory note. No such holder exercised the cash option. In accordance with certain orders entered by the Bankruptcy Court and the Plan, certain general unsecured claims will be unimpaired and paid in full.

Existing Credit Facility. As of April 5, 2006, the Company’s obligations under its Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the debtor-in-possession financing facility described below. The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

•                  Other Secured Claims. Secured claims against the Company (other than the claims relating to the Existing Credit Facility) will be unimpaired.

•                  Debtor-in-Possession Financing. The Bankruptcy Court entered an interim order authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility that is secured by all or substantially all of its assets and a pledge of the equity interests of each of its subsidiaries (the “DIP Financing”). The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Existing Credit Facility as of April 5, 2006 and also will be used for working capital and other general corporate purposes during the Chapter 11 Cases.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub facility and up to $5.0 million as a swingline sub facility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances which bears interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

In the DIP Financing Credit Agreement, the Company has made certain representations and warranties to GECC and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company’s ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. The DIP facility provided for conditions to close which included covenants related to levels of the Company’s fixed charges coverage ratio, senior secured leverage ratio and total leverage ratio. The Company was in compliance with these as well as other requirements as of the close date.

•                  New Management Incentive Plan. Upon emergence from Chapter 11, the Company will adopt a new management incentive plan that is intended to provide incentives after the effective date to certain employees to continue their efforts to foster and promote the long-term growth and performance of Curative’s businesses.

•                  Certificate of Incorporation and By-laws of reorganized Curative. Pursuant to the Plan, reorganized Curative will adopt a revised certificate of incorporation and by-laws which will be substantially in the form set forth in the Plan Supplement (as filed on Form 8-K on March 7, 2006, and as the same may be revised in accordance with the Plan). The form of by-laws includes provisions requiring the affirmative vote of 62.5% of the outstanding New Curative Common Stock to effect: (i) any merger or consolidation in which reorganized Curative is a constituent corporation, (ii) a sale of all or substantially all of the assets of reorganized Curative, (iii) any amendment of the certificate of incorporation or bylaws of reorganized Curative, (iv) any issuance of greater than 20% of the New Curative Common Stock then outstanding or (v) any agreement between reorganized Curative or any subsidiary of reorganized Curative and any of its affiliates (subject to certain exceptions, including for contracts in the ordinary course of reorganized Curative’s business). The form of by-laws also includes certain supermajority voting requirements for the board of directors of reorganized Curative that will be required for the issuance of senior equity securities or the incurrence of indebtedness above certain levels. The form of certificate of incorporation also provides that stockholders will have preemption rights in respect of future issuances of New Curative Common Stock.

•                  Stockholders Agreement and Registration Rights Agreement of Reorganized Curative. Pursuant to the Plan, all persons receiving New Curative Common Stock will execute a joinder to the Stockholders Agreement, and persons receiving 5% or more of the New Curative Common Stock will execute a joinder to the Registration Rights Agreement. The Stockholders Agreement and the Registration Rights Agreement will be substantially in the form set forth in the Plan Supplement (as filed on Form 8-K on March 7, 2006, and as the same may be revised in accordance with the Plan). The form of Stockholders Agreement prevents a party to the agreement from selling any of its shares to a person if, as a result of such sale, the purchaser would own more than 62.5% of the New Curative Common Stock then outstanding unless the purchaser agrees to purchase all shares of New Curative Common Stock held by any party to the Stockholders Agreement who wishes to sell its shares, at the highest price paid by the purchaser for any shares of Curative common stock acquired during the preceding 18 months. The form of Stockholders Agreement also provides that parties to the agreement shall vote to elect two directors to the board of directors of reorganized Curative who are nominated by any person or group owning 33.3% or more of the New Curative Common Stock and one director who is nominated by any person owing more than 16.7% of the New Curative Common Stock but less than 33.3%. The form of Registration Rights Agreement provides that registration rights holders holding at least a majority of the outstanding shares of New Curative Common Stock will have the right to require reorganized Curative to register an initial public offering that includes (a) shares to be sold by such stockholders after the second anniversary of the effective date of the Plan and (b) registration rights holders beneficially owning at least 25% of the outstanding shares of New Curative Common Stock will have the right to require such an initial public offering on or after the date that is 42 months following the Effective Date of the Plan. The form of Registration Rights Agreement also provides for certain demand and “piggy back” registration rights following an initial registered public offering until the seventh anniversary of the Plan’s effective date.

The Plan is subject to formal approvals by the Bankruptcy Court prior to consummation. There can be no assurance that the Bankruptcy Court will approve and confirm the Plan.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Stock Based Compensation Plans

The Company grants options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations because the Company believes the alternate fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. See Note 15.

The following table illustrates the effect on net (loss) income and net (loss) income per share for the years ended December 31 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	2005	2004	2003
Net (loss) income, as reported	$(101,592)	$(141,405)	$13,075
Add: Stock based employee compensation expense included in reported net (loss) income, net of related tax effects	1,220	476	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,067)	(5,056)	(4,665)
Pro forma net (loss) income	$(104,439)	$(145,985)	$8,410

(Loss) income per share:
Basic – as reported	$(7.81)	$(10.93)	$1.04
Basic – pro forma	(8.03)	(11.29)	0.67

Diluted – as reported(1)	$(7.81)	$(10.93)	$0.96
Diluted – pro forma	(8.03)	(11.29)	0.61

(1)          See Note 18 for net (loss) income per share calculation.

Recently Issued Accounting Standard

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which eliminated the alternative of accounting for share-based compensation transactions under the intrinsic value method of APB No. 25. Instead, SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. The Company adopted SFAS No. 123(R) on January 1, 2006.

Given the Company’s filing for Chapter 11 reorganization as described above, the cancellation of the Company’s stock as well as existing options and the expected issuance of new options at prices to be determined, the impact of adoption of SFAS No. 123(R) on future net income cannot be predicted at this time. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing activity, rather than as an operating activity as currently presented. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While future tax deduction amounts cannot be determined at this time, the amount of tax benefit from stock option exercises recorded in operating cash flows recognized in prior periods included no benefit in 2005 or 2004 and $1.5 million in 2003.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classifications. See Note 5.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net (Loss) Income Per Share

Basic and diluted (loss) income per share are calculated in accordance with SFAS No. 128, “Earnings Per Share.”  See Note 18.

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

Goodwill and Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangibles consist of separately identifiable intangibles, such as pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite lives not to be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company completed an interim goodwill impairment test during the third quarter of 2005 and an annual test during the fourth quarter of 2004 and, based on its results, the Company recorded total non-cash impairment charges from continuing operations of $77.6 million and $134.0 million, respectively. The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. See Note 6.

Deferred Financing Fees

The Company capitalizes fees related to its financing activities and amortizes them over the life of the related financing. The Company capitalized $0 and $11.6 million in 2005 and 2004, respectively, related to its senior subordinated notes and $0.2 million and $1.4 million in 2005 and 2004, respectively, in fees related to its revolving credit facility. These fees are being amortized over 94 months and 60 months, respectively. As of December 31, 2005 and 2004, respectively, approximately $9.9 million and $11.7 million remained in unamortized deferred financing fees. In 2005, these fees were recorded in current assets as a result of the classification of all of the Company’s debt as current. In 2004, these costs were recorded in other long-term assets.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks, certificates of deposit with maturities of less than three months at the time of purchase and highly liquid money market fund investments.

Concentration of Credit Risk

The Company’s revenues are generated from its Specialty Infusion business unit’s sales of biopharmaceuticals and compounded pharmaceuticals and from its Wound Care Management business unit’s Wound Care Center® programs, which have been established as cooperative ventures with acute care hospitals. Specialty Infusion’s receivables consist of amounts due from various payors, including government programs, insurance companies, retail pharmacies and self-pay patient accounts. Credit is extended based upon a pre-authorization of coverage check or contractual arrangement. Payment terms are generally thirty days from date of invoice. Wound Care Management’s receivables are from its hospital partners under contractual management services contracts. Credit is extended based on an evaluation of the hospital’s financial condition. Payment terms are generally 30 to 90 days from date of invoice. For 2005, 2004 and 2003, the Company’s Specialty Infusion business unit derived approximately 6%, 12% and 30%, respectively, of consolidated revenue from one payor. As a percentage of total, the Company’s accounts receivable from its largest payor was approximately 9% and 13%, respectively, at December 31, 2005 and 2004.

The Company evaluates the collectibility of accounts receivable based on numerous factors, including past transaction history with payors and their credit worthiness. The Company estimates an allowance for doubtful accounts primarily based on cash collection history. This estimate is periodically adjusted when the Company becomes aware of a specific payor’s inability to meet its financial obligations (e.g., bankruptcy, etc.) or as a result of changes in the overall aging of accounts receivable.

Revenues

Specialty Infusion’s revenues are recognized, net of any contractual allowances, when the product is shipped to a patient, retail pharmacy or a physician’s office or when services are provided. Wound Care Management’s revenues are recognized after the management services are rendered and are billed monthly in arrears.

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

Advertising

Advertising and community education costs are expensed when incurred. Specialty Infusion’s advertising and community education expenses were approximately $0.9 million, $0.7 million and $0.9 million in 2005, 2004 and 2003, respectively. Wound Care Management’s advertising and community education costs were approximately $0.5 million, $0.7 million and $0.8 million in 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  See Note 16.

Shipping and Handling

Outbound shipping and handling charges were approximately $4.0 million, $2.9 million and $0.9 million in 2005, 2004 and 2003, respectively, and are included in cost of product sales in the accompanying consolidated statements of operations. The increase in 2005 compared to 2004 and 2003 was due to the acquisition of CCS in April of 2004 as well as increased shipping costs experienced during the year.

Fair Values of Financial Instruments

Cash and cash equivalents. The carrying values of the Company’s cash and cash equivalents approximate fair value because of the short maturity of these instruments.

Other Notes Payable. Fair values approximate carrying values as the notes generally bear interest at market rates.

Revolving Loan Facility. Fair values approximate carrying values as the interest rates are variable.

Senior Subordinated Notes. The fair value of the Company’s debt is based upon the market price of the debt.

Interest rate swap. The Company terminated its interest rate swap agreement in June 2005. As of December 31, 2004, the fair value of the interest rate swap was based upon a discounted cash flow analysis using then current interest rates.

For non-trading purposes, the Company entered into an interest rate swap agreement to reduce interest expense and modify exposure to interest rate risk by converting a portion of its fixed rate debt to a floating rate liability. Prior to the termination of the swap agreement, the Company accounted for the swap instrument under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 139. Due to hedge ineffectiveness, changes in fair value of the swap were recognized in earnings, and the carrying value of the Company’s debt was not marked to fair value. See Note 12.

The carrying amounts and fair values of the Company’s financial instruments at December 31 were as follows (in thousands):

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Other notes payable	$1,899	$1,899	$7,177	$7,177
Revolving Loan facility	$26,347	$26,347	$24,310	$24,310
Senior Subordinated Notes	$185,000	$118,400	$185,000	$164,650
Interest rate swap	$—	$—	$1,081	$1,081

Supplemental Cash Flow Information

Supplemental information with respect to the Company’s cash flows for the years ended December 31 is as follows (in thousands):

	2005	2004	2003
Interest paid	$12,316	$12,356	$2,119
Income taxes paid	$402	$1,076	$5,231

Additionally, certain selling shareholders of Infinity Infusion Care, Ltd. exercised their rights under convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company’s common stock in 2004 and approximately $4.8 million of such notes into 300,389 shares in 2003.

NOTE 2 – GOING CONCERN

The Company had approximately $213.2 million in outstanding debt as of December 31, 2005, including the $185.0 million of Senior Notes and a $26.3 million revolving credit facility with GECC, and incurred significant losses during 2005 and 2004. In August 2005, the Company announced it had formed a special committee and hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In September 2005, the Company commenced discussions with an Ad Hoc committee representing holders of approximately 80% of the aggregate principal amount of the Senior Notes regarding a possible restructuring of the Senior Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Senior Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Senior Note indenture. In addition, the Company executed a waiver agreement with GECC for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to its revolving credit facility for the quarter ended September 30, 2005. Additionally, this waiver agreement included a temporary waiver until December 1, 2005 of any default under the credit facility related to the Company’s not paying the November 1, 2005 coupon on the Senior Notes for 30 days.

On December 2, 2005, the Company reached an agreement with the Ad Hoc Committee on the general terms of a financial restructuring and entered into a Plan Support Agreement. The financial restructuring, as contemplated by the Plan Support Agreement and the Plan, is designed to (a) de-leverage the Company’s balance sheet, (b) provide substantial liquidity to conduct business operations, (c) ensure that business operations are unaffected by the Chapter 11 Cases and that the Company is able to retain its existing management and employees and (d) provide the greatest return to its creditors. Under the Plan Support Agreement, certain of the Senior Noteholders agreed to forbear from exercising remedies with respect to any defaults and events of defaults arising, or that may arise, under the Senior Notes, and agreed further to take all commercially reasonable actions to oppose and object to, and not to support, any person’s taking action to exercise remedies with respect to the Senior Notes. The Plan Support Agreement will terminate on July 31, 2006, or upon the earlier failure to satisfy certain milestones with respect to the Plan. See Note 1.

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. They filed the Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, the Company solicited votes to accept or reject the Plan from the holders of the Senior Notes issued by Curative and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the New Curative Common Stock. Holders of existing shares of Old Curative Common Stock and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished. See Note 1.

On April 5, 2006, the Bankruptcy Court entered an interim order authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility that is secured by all or substantially all of its assets and a pledge of the equity interests of each of its subsidiaries, or DIP Financing. The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Existing Credit Facility as of April 5, 2006 and also will be used for working capital and other general corporate purposes during the Chapter 11 Cases. The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub facility and up to $5.0 million as a swingline sub facility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

In the DIP Financing Credit Agreement, the Company has made certain representations and warranties to GECC and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company’s ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. The DIP facility provided for conditions to close which included covenants related to levels of the Company’s fixed charges coverage ratio, senior secured leverage ratio and total leverage ratio. The Company was in compliance with these as well as other requirements as of the close date.

The conditions discussed above raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, all of the Company’s outstanding debt has been classified as current in the accompanying financial statements.

NOTE 3 - INVESTMENT IN ACCORDANT HEALTH SERVICES

In October 2002, the Company sold its interest in Accordant Health Services, Inc. (“Accordant”) for an initial sale price of approximately $5.5 million. Approximately $1.0 million of the sale price was placed in escrow subject to customary indemnification obligations being satisfied of which approximately $0.5 million was paid to the Company in November 2003 and the remaining $0.5 million was paid in November 2004.

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

NOTE 4 - SPECIALTY INFUSION ACQUISITIONS

On February 3, 2003, the Company acquired MedCare, Inc. (“MedCare”), a specialty pharmacy with locations in Alabama, Mississippi and West Virginia. The purchase price for MedCare was $6.3 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On April 23, 2003, the Company acquired the assets and specialty pharmacy business of All Care Medical, Inc. (“All Care”), a Louisiana-based Synagis® pharmacy. The purchase price for All Care was $2.1 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

On June 10, 2003, the Company acquired certain assets of Prescription City, Inc. (“Prescription City”), a specialty pharmacy business specializing in the provision of chemotherapy and cancer drugs. The purchase price for Prescription City was $17.5 million. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed. During 2005, the Company reached a settlement with Prescription City in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief relating to a criminal investigation conducted by a U.S. Magistrate Judge, Southern District of New York. Under the terms of the settlement, the Company received $4.5 million in cash and was released from its obligation to pay a $1.0 million promissory note entered into in connection with the asset purchase of Prescription City.

On April 23, 2004, the Company acquired CCS, a leading national provider of specialty infusion pharmaceuticals and related comprehensive clinical services. Total cash consideration was approximately $154.2 million, including working capital adjustments of approximately $4.1 million. The Company financed the acquisition of CCS with a portion of its $185.0 million Senior Notes and additional borrowings under the Company’s refinanced credit facility with GECC, as agent and lender. A final purchase price allocation based on fair market value of acquired assets and liabilities has been completed.

The acquisitions described above (collectively the “Specialty Infusion acquisitions”) were consummated for purposes of expanding the Company’s Specialty Infusion business and were accounted for using the purchase method of accounting. The accounts of the Specialty Infusion acquisitions and related goodwill and intangibles are included in the accompanying consolidated balance sheets. The operating results of the Specialty Infusion acquisitions are included in the accompanying consolidated statements of operations from the dates of acquisition.

Unaudited pro forma amounts for the years ended December 31, assuming the Specialty Infusion acquisitions had occurred on January 1, 2003, were as follows (in thousands, except per share data):

	2004(1)		2003(1)
Revenues	$258,530		$283,178
Net (loss) income	$(146,292)		$9,482
Net (loss) income per common share, diluted	$(11.18	)(2)	$0.69	(3)

(1)          Excludes the results from discontinued operations. See Note 5.

(2)          Basic shares were used since the effects of using stock options and convertible notes would have an anti-dilutive effect on income per share.

(3)          Calculated under the “as if converted” method. See Note 18.

The pro forma amounts shown above give effect to:  (i) the Company’s issuance of $185.0 million aggregate principal amount of 10.75% senior notes due 2011; (ii) the refinancing of the Company’s revolving credit facility and (iii) Specialty Infusion acquisitions as if these transactions occurred on January 1, 2003. The above pro forma amounts include adjustments related to the CCS acquisition, including, but not limited to, the amortization of identifiable intangible assets related to the purchase price allocation, additional compensation expense and retention incentives, and pro forma tax adjustments.

The pro forma operating results shown above are not necessarily indicative of operations in the periods following the Specialty Infusion acquisitions.

NOTE 5 – DISCONTINUED OPERATIONS

On December 2, 2005, the Company sold certain assets related to its specialty injectable and oral medications business (the “Business”), including Synagis® (collectively, the “Assets Sold”) to ProCare Pharmacy, Inc. and ProCare Pharmacy Direct, Inc. (collectively, “ProCare”) for a total consideration of $1.75 million.

Under the Asset Purchase Agreement between Curative and ProCare, the Company sold and ProCare purchased or assumed certain personal property, licenses, permits, contracts, leases and patient files related to the Business. In addition, ProCare assumed and the Company is no longer responsible for all liabilities and obligations related to the operation of the Business and the Assets Sold.

Also in connection with the sale, the Company closed its branches in Albany, New York; Lake Charles, Louisiana; Birmingham, Alabama; Columbus, Mississippi; and Hurricane, West Virginia. As a result, the Company recorded approximately $0.7 million for facility terminations, $0.6 million in inventory and bad debt reserves, $0.7 million in goodwill and intangible write offs, $0.3 million for severance and vacation payouts related to the termination of 88 employees, $0.1 million in equipment write off costs and $0.2 million in other related costs, for a total cost of $2.6 million.

The Company recorded a pre-tax loss on the sale of approximately $0.9 million which was recorded in the accompanying statements of operations for the year ended December 31, 2005. The results of the discontinued operation are classified as such in a separate component of (loss) income on the accompanying Consolidated Statements of Operations. As a result, certain other financial statement amounts for 2004 and 2003 have been reclassified.

The results of the discontinued operations for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Product revenues	$46,575	$57,388	$51,247

Costs and operating expenses:
Cost of product sales	46,281	53,563	46,208
Selling, general and administrative	488	3,510	3,549
Goodwill impairment	1,075	786	—
Total costs and operating expenses	47,844	57,859	49,757

Income (loss) from discontinued operations	(1,269)	(471)	1,490

Interest expense	(2)	—	—
Other income	17	—	—
Income (loss) from discontinued operations before income taxes	(1,254)	(471)	1,490

Loss on sale of discontinued operations	(933)	—	—
Income tax (benefit) provision	(378)	115	587

Net income (loss) from discontinued operations	$(1,809)	$(586)	$903

Assets and liabilities of discontinued operations consisted of the following at December 31 (in thousands):

	2005	2004
Current assets:
Cash and cash equivalents	$—	$761
Accounts receivable, net	1,910	8,222
Inventories	360	3,017
Prepaids and other current assets	8	10
Total current assets	2,278	12,010

Property and equipment, net	185	198
Intangibles subject to amortization, net	—	157
Intangibles not subject to amortization	—	169
Goodwill	—	1,566
Other assets	10	2,013
Total non-current assets	195	4,103
Total assets	$2,473	$16,113

Current liabilities:
Accounts payable	$—	$11,966
Accrued expenses	1,035	358
Debt and other obligation	—	1,000
Total current liabilities	1,035	13,324

Non-current liabilities	395	—
Total liabilities	$1,430	$13,324

Excluded from the sale was the Company’s accounts receivable related to the Business which had a balance of approximately $1.9 million. The Company expects to collect substantially all of those receivables within one year. Thereafter, the Company will have no continuing cash flows or operations related to the discontinued operations.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Acquired intangible assets subject to amortization consisted of the following at December 31 (in thousands):

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Payor contracts	$20,507	$2,034	$20,507	$828
Covenants not to compete	1,700	1,684	1,741	1,198
Injectable customers	220	209	220	165
Website	189	176	189	137
Licenses	82	48	82	33
Pharmacy relationships	20	19	20	15
	$22,718	$4,170	$22,759	$2,376

Amortization period by intangible asset class is as follows:

Asset Class	Amortization Period
Payor contracts	17 years
Covenants not to compete	2 - 5 years
Injectable customers	5 years
Website	3 - 5 years
Licenses	12 - 20 years
Pharmacy relationships	5 years

The aggregate amortization expense was approximately $1.8 million, $1.2 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 and 2003 was primarily the result of the amortization related to intangibles with definite lives purchased in connection with the CCS acquisition in April of 2004. The estimated amortization for future years ending December 31 is as follows (in thousands):

2006	$1,292
2007	1,232
2008	1,214
2009	1,208
2010	1,208
Thereafter	12,394
Total	$18,548

The changes in the carrying amounts of goodwill for the years ended December 31 were as follows (in thousands):

	2005	2004
Balance as of January 1	$119,559	$147,895
Goodwill acquired during the year	—	109,986
Goodwill allocated to discontinued operations	—	(1,566)
Adjustments to goodwill acquired	(4,136)	—
Allocation to loss on sale of discontinued operations	(491)	—
Impairment loss	(77,470)	(133,901)
Impairment loss – discontinued operations	(1,075)	(786)
Other adjustments	—	(2,069)
Balance as of December 31	$36,387	$119,559

The Company’s goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, were tested for impairment during the third quarter of 2005 and fourth quarter of 2004. Due primarily to changes in the economics of the Specialty Infusion business unit, including the changes in reimbursement methodology that occurred during the past two years, the Company recorded non-cash impairment charges from continuing operations of $77.5 million and $133.9 million in goodwill in 2005 and 2004, respectively, and $138.0 thousand and $68.0 thousand in 2005 and 2004, respectively, in other intangible assets. The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit.

All of the Company’s goodwill at December 31, 2005 is related to the Specialty Infusion Services segment. Approximately $10.8 million of the Company’s December 31, 2005 goodwill is deductible for tax purposes on a straight line basis over 15 years.  During 2005, the Company adjusted goodwill acquired by approximately $4.1 million related principally to the $5.5 million settlement of Prescription City lawsuit (see Note 4).

As certain of the Company’s acquisitions were accounted for as stock purchases, goodwill amortization related to those acquisitions is not tax deductible.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment and related accumulated depreciation and amortization at December 31 follows (in thousands):

	2005	2004
Property and equipment	$27,056	$22,726
Leasehold improvements	4,001	5,531
Total	31,057	28,257
Less accumulated depreciation and amortization	19,123	17,351
Property and equipment, net	$11,934	$10,906

Depreciation and amortization expense on property and equipment amounted to approximately $4.3 million, $3.4 million and $2.0 million for 2005, 2004 and 2003, respectively.

NOTE 8 - ACCRUED EXPENSES

A summary of accrued expenses and other current liabilities at December 31 follows (in thousands):

	2005	2004
Incentive compensation and benefits	$4,422	$2,718
Professional fees	697	889
Unapplied funds	6,087	6,315
Accrued interest	13,290	3,464
Accrued organization costs	—	3,027
Financial advisory and related legal fees	1,448	—
Early termination fees and PIK interest	1,246	—
Other	2,689	4,613
Total accrued expenses	$29,879	$21,026

NOTE 9 - EMPLOYEE AND FACILITY TERMINATION COSTS

The Company adheres to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In the first quarter of 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the vacating of a leased facility. The Company recorded charges related to this activity of $0.4 million in 2004 and $1.6 million in 2003.

In the fourth quarter of 2004, the Company recorded severance charges for the consolidation of its corporate headquarters and corporate functions of approximately $0.7 million related to the termination of 19 employees and facility termination costs of $0.1 million. During 2005, the Company recorded costs related to its headquarters consolidation of approximately $2.0 million. The consolidation was completed as of September 30, 2005.

The following provides a reconciliation of the related accrued costs associated with the above events related entirely to the Specialty Infusion business unit, which are included in Selling, General and Administrative expenses in the accompanying consolidated financial statements, at and for the years ended December 31 (in thousands):

	At and for the year ended December 31, 2005
	Beginning Balance	Costs Charged to Expense	Costs Paid or Otherwise Settled	Ending Balance
Employee termination costs	$666	$1,529	$2,150	$45
Facility termination costs	660	506	890	276
	$1,326	$2,035	$3,040	$321

	At and for the year ended December 31, 2004
	Beginning Balance	Costs Charged to Expense	Costs Paid or Otherwise Settled	Ending Balance
Employee termination costs	$39	$666	$39	$666
Facility termination costs	431	517	288	660
	$470	$1,183	$327	$1,326

	At and for the year ended December 31, 2003
	Beginning Balance	Costs Charged to Expense	Costs Paid or Otherwise Settled	Ending Balance
Employee termination costs	$—	$871	$832	$39
Facility termination costs	—	759	328	431
	$—	$1,630	$1,160	$470

The Company expects to pay approximately $0.3 million of the costs accrued as of December 31, 2005 throughout 2006 and 2007.

NOTE 10 - LEASES

The Company entered into several non-cancelable operating leases for the rental of certain office space expiring in various years through 2012. Additionally, through the Specialty Infusion business unit, the Company leases office, branch pharmacy and warehouse space in various states. The principal lease for office space provides for monthly rent of approximately $30,000. As these leases expire, it can be expected that in the normal course of business, they will be renewed or replaced. In addition, certain lease agreements contain renewal options and rent escalation clauses. The principal lease for office space in Nashua, New Hampshire, expires in February of 2012. The following is a schedule of future property and other lease payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2005 (in thousands):

2006	$4,201
2007	3,800
2008	3,259
2009	2,380
2010	1,518
Thereafter	1,180
Total	$16,338

Rent expense for all operating leases was approximately $3.7 million, $3.9 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in rent expense for 2005 was due to the relocation of the Company’s corporate headquarters to Nashua, New Hampshire. The increase in rent expense for 2004 was due to additional rent for CCS’s corporate office and branch pharmacies.

NOTE 11 - DEBT

Debt and other obligation and long-term liabilities consisted of the following at December 31 (in thousands):

	2005	2004
Senior subordinated notes	$185,000	$185,000
Revolving loan facility	26,346	24,310
Note payable-DOJ settlement	375	2,000
Convertible note used in purchase of Apex – in dispute	1,524	2,177
Convertible note used in purchase of Home Care	—	3,000
Note payable used in purchase of Prescription City	—	1,000
Total debt and other obligation	213,245	217,487
Less amounts due within one year	213,245	6,496
Total long-term liabilities	$—	$210,991

In December 2001, the Company entered into a settlement agreement with the Department of Justice (“DOJ”) related to whistleblower actions brought against the Company. The settlement agreement called for payments to be made to the DOJ totaling $16.5 million, with an initial payment of $9.0 million and the $7.5 million balance paid over four years, payable in 12 quarterly installments of $0.5 million, followed by four quarterly installments of $0.4 million, all bearing interest at a rate of 6% per annum. The final installment under this agreement was paid in February 2006.

On February 28, 2002, in connection with the purchase of Apex, the Company entered into a $5.0 million promissory note that bore interest at the rate of 4.4% per annum and matures on February 28, 2007. This note was subject to Apex meeting certain operating targets. The Company and the former shareholders of Apex amended and restated the promissory note on May 30, 2002 to change the terms relating to the business performance criteria, add a convertible feature and ultimately adjust the principal amount of the promissory note to $3.7 million. The amended and restated promissory note is convertible at a share price of $20.10 into a maximum of 184,080 shares of the Company’s common stock. Through June of 2005, the Company made timely quarterly principal payments against this note which commenced in April 2003. On October 26, 2005, the Company commenced litigation against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. Prior to commencement of the action, Curative notified the representative of the former stockholders indicating that it would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The balance of the Apex note was approximately $1.5 million as of December 31, 2005 (see Note 21).

On October 23, 2002, in connection with the purchase of Home Care of New York, Inc. (“Home Care”), the Company entered into a $3.0 million convertible note which bore interest at a rate of 3% per annum, matured on October 23, 2005 and was convertible at a price per share of $16.00 into an aggregate of 187,500 shares of the Company’s common stock. The Company paid the $3.0 million convertible note in cash on October 23, 2005.

On June 9, 2003, the Company completed a new senior secured credit facility with GECC. Under the credit agreement, the Company obtained a secured revolving credit facility of up to $15.0 million, of which it can utilize up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility), and a $20.0 million secured term loan which was subsequently increased to $25.0 million, for a total facility of $40.0 million. The Company used the funds available under this new credit facility to immediately pay all of its outstanding borrowings, accrued interest and termination fees under its credit facility with Healthcare Business Credit Corporation and to finance its acquisition of certain assets of Prescription City. The Company paid off all balances under this facility on April 23, 2004 in connection with a restructure of the agreement (see below).

The term loan was to mature on July 15, 2007. Interest accrued on the term loan at an annual rate equal to the applicable London Interbank Offered Rate (“LIBOR”) rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3.5% to 4.0%. All accrued interest outstanding on base rate term loans bore interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 2.25% to 2.75% for the term base rate loan. At December 31, 2003, the interest rate was LIBOR plus 4%, or 5.12%. The Company paid off all balances under this facility on April 23, 2004 in connection with a restructure of the agreement (see below).

On June 10, 2003, in connection with the purchase of certain assets of Prescription City, the Company entered into a $1.0 million one-year note which bore interest at a rate of 4% and matured on June 9, 2004. On July 26, 2005, the Company reached a settlement with Prescription City in connection with a complaint filed by the Company in November 2003 seeking rescission, compensatory and punitive damages and other relief relating to a criminal investigation conducted by a U.S. Magistrate Judge, Southern District of New York. Under the terms of the settlement, the Company received $4.5 million in cash and was released from its obligation to pay the $1.0 million promissory note.

On April 23, 2004 and in conjunction with the acquisition of CCS, the Company issued the Senior Notes which bear interest at 10.75%, payable semi-annually. The Senior Notes may not be redeemed prior to May 1, 2008, at which time the Company may redeem, at any time at various redemption prices, any amount of the Senior Notes in whole or in part. The Company may also, at any time prior to May 1, 2007, redeem up to 35% of the Senior Notes with cash proceeds from equity offerings at a redemption price equal to 110.75% of the principal amount of the Senior Notes redeemed. The Senior Notes also contain certain covenants limiting the Company from, among other restrictions, taking on additional indebtedness, paying dividends and selling assets.

Also on April 23, 2004, the Company restructured its previous credit facility with GECC to provide for a secured revolving credit facility of up to $40.0 million, of which the Company can use up to $5.0 million as a letter of credit subfacility and up to $5.0 million as a swingline subfacility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

The revolving credit facility was to mature on April 23, 2009. The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three-month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances bears interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. At December 31, 2005, the applicable margin for revolving credit loan advances was LIBOR plus 3.5%, or approximately 7.9%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

In the credit agreement, the Company made certain representations and warranties to GECC and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company’s ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The Company may purchase other businesses that are preferred health care provider organizations or are otherwise related to its line of business as long as the price for any particular such acquisition does not exceed $25.0 million and the aggregate purchase price for all such acquisitions during any fiscal year does not exceed $40.0 million. Acquisitions that do not comply with the covenant can be made only with the consent of GECC. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio.

The Company had approximately $213.2 million in outstanding debt as of December 31, 2005, including the $185.0 million of Senior Notes and a $26.3 million revolving credit facility with GECC, and incurred significant losses over the past several quarters. In August 2005, the Company announced it had formed a special committee and hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In September 2005, the Company commenced discussions with an Ad Hoc committee representing holders of approximately 80% of the aggregate principal amount of the Senior Notes regarding a possible restructuring of the Senior Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Senior Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Senior Note agreement. In addition, the Company executed a waiver agreement with GECC for failing to meet the financial covenants of total leverage ratio and senior secured leverage ratio related to its revolving credit facility for the quarter ended September 30, 2005. Additionally, this waiver agreement included a temporary waiver until December 1, 2005 of any default under the credit facility related to the Company’s not paying the November 1, 2005 coupon on the Senior Notes for 30 days.

In connection with the Existing Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement with GECC. The Forbearance Agreement provides that, subject to certain conditions, GECC, together with the other lenders under the Existing Credit Facility, which is governed by the Credit Agreement, will forbear from exercising remedies on account of the cross-default under the Credit Agreement arising from the Company’s failure to pay interest on the Senior Notes. Subject to certain termination events, including additional events of default under the Credit Agreement, the Forbearance Agreement will expire on June 10, 2006. Under the terms of the Forbearance Agreement, Curative may continue to draw-down under the Credit Agreement as if such existing events of default had not occurred. Upon termination of the Forbearance Agreement, all obligations under the Credit Agreement, together with interest, will be immediately due and payable and the lenders may exercise any rights or remedies thereunder. The Forbearance Agreement provides that interest on outstanding amounts on the revolver facility will accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred. The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GECC will waive such additional interest due as long as:  1) a terminating event under the facility does not occur, 2) the Company accepts GECC’s proposal for a DIP credit facility and 3) GECC provides the Exit Facility (see Note 1). In addition, the Forbearance Agreement waives payment of an early termination fee that became due and payable of $1.2 million, subject to the same conditions as the PIK interest. The Company recorded the $1.2 million termination penalty and PIK interest in the accompanying financial statements. Further, the Company was not in compliance with the financial covenants of total leverage, senior secured leverage and fixed charges coverage ratios under its revolving credit facility at December 31, 2005, and the Company and GECC executed a waiver agreement related to these covenants.  As of April 5, 2006, our obligations under our Existing Credit Facility with GECC have been paid in full in connection with the interim order of the Bankruptcy Court authorizing the DIP Financing described below.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

On December 2, 2005, the Company reached an agreement with the Ad Hoc Committee on the general terms of a financial restructuring and entered into a Plan Support Agreement. The financial restructuring, as contemplated by the Plan Support Agreement and the Plan, is designed to (a) de-leverage the Company’s balance sheet, (b) provide substantial liquidity to conduct business operations, (c) ensure that business operations are unaffected by the Chapter 11 Cases and that the Company is able to retain its existing management and employees and (d) provide the greatest return to its creditors. Under the Plan Support Agreement, certain of the Senior Noteholders agreed to forbear from exercising remedies with respect to any defaults and events of defaults arising, or that may arise, under the Senior Notes, and agreed further to take all commercially reasonable actions to oppose and object to, and not to support, any person’s taking action to exercise remedies with respect to the Senior Notes. The Plan Support Agreement will terminate on July 31, 2006, or upon the earlier failure to satisfy certain milestones with respect to the Plan. See Note 1.

On March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. They filed the Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, the Company solicited votes to accept or reject the Plan from the holders of the Senior Notes issued by Curative and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the New Curative Common Stock. Holders of existing shares of Old Curative Common Stock and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished. See Note 1.

The Bankruptcy Court entered an interim order authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility that is secured by all or substantially all of its assets and a pledge of the equity interests of each of its subsidiaries, or DIP Financing. The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Existing Credit Facility as of April 5, 2006 and also will be used for working capital and other general corporate purposes during the Chapter 11 Cases.  The DIP Financing remains subject to approval by the Bankruptcy Court on a final basis.  If the Bankruptcy Court does not enter a final order approving the DIP Financing, the Existing Credit Facility will be reinstated.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub facility and up to $5.0 million as a swingline sub facility (i.e., a short-term loan advance facility). The Company used the facility immediately to pay all of its outstanding borrowings under the previous facility.

The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances will bear interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans.

In the DIP Financing Credit Agreement, the Company has made certain representations and warranties to GECC and is subject to certain reporting requirements and financial and other covenants. The credit facility restricts the Company’s ability to incur or to permit any of its properties or assets to be encumbered by liens. The credit facility also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio. The DIP facility provided for conditions to close which included covenants related to levels of the Company’s fixed charges coverage ratio, senior secured leverage ratio and total leverage ratio. The Company was in compliance with these as well as other requirements as of the close date.

The conditions discussed above and the Company’s default on the Senior Notes raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, all of the Company’s outstanding debt has been classified as debt in default and included in current liabilities in the accompanying financial statements.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In April 2004 and in conjunction with the Company’s issuance of $185.0 million of Senior Notes (see Notes 1 and 11), the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement was used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company received, on the portion of the Senior Notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month LIBOR rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount.

The swap was a cash flow hedge. Due to hedge ineffectiveness, measured by comparing the change in the fair value of debt caused only by changes in the LIBOR yield curve to the change in the value of the swap, changes in fair value of the swap were recognized in earnings, and the carrying value of the Company’s debt was not marked to fair value. In June 2005, the Company terminated its interest rate swap agreement and paid a related fee of $0.5 million. The changes in fair value of $0.5 million and $1.1 million were recorded in other income as of December 31, 2005 and other expense as of December 31, 2004, respectively, in the accompanying statements of operations.

NOTE 13 - NOTE GUARANTEES

On April 23, 2004, the Company issued its $185.0 million aggregate principal amount of 10.75% Senior Notes (see Notes 1 and 11) under an Indenture (the “Indenture”), dated April 23, 2004, among the Company, its subsidiaries and Wells Fargo Bank, National Association. The Senior Notes are jointly and severally guaranteed by all of the Company’s existing and future restricted subsidiaries (“Restricted Subsidiaries”), as defined in the Indenture, on a full and unconditional basis, and no separate consideration will be received for the issuance of these guarantees. However, under certain circumstances, the Company may be permitted to designate any of its Restricted Subsidiaries as Unrestricted Subsidiaries.

The Company has no assets or operations independent of its Restricted Subsidiaries. Furthermore, as of April 23, 2004, there were no significant restrictions on the ability of any Restricted Subsidiary to transfer to the Company, without consent of a third party, any of such Restricted Subsidiary’s assets, whether in the form of loans, advances or cash dividends.

NOTE 14 - STOCKHOLDERS’ EQUITY

Director Share Purchase Program

The Company maintains a Director Share Purchase Program (the “Program”) to encourage ownership of its common stock by its directors. Under the Program, each non-employee director can elect to forego receipt of cash payments for director’s annual retainer and meeting fees and, in lieu thereof, receive shares of common stock at market value equal to the cash payment. The Program authorized the issuance of up to 120,000 shares of the Company’s common stock at market value. As of December 31, 2005 and 2004, 118,406 shares of common stock were reserved for future issuance under the Program.

Repurchase of Common Stock

The Company did not repurchase any of its common stock during 2005 and 2004.

Notes Converted into Common Stock

During 2005, none of the Company’s convertible notes were converted into shares of common stock. In January 2004, certain selling shareholders of Infinity Infusion Care, Ltd. exercised their rights under convertible notes and converted approximately $1.2 million of such notes into 72,715 shares of the Company’s common stock.

Restricted Common Stock

A total of 250,000 and 317,604 restricted shares of the Company’s common stock were granted by the Board of Directors in 2005 and 2004, respectively, to certain principal officers of the Company at various costs per share. The awards relate to services to be provided over future years and, as a result, the stock awards are subject to certain restrictions as provided in the agreements. These awards also automatically vest upon the respective officer and/or director’s retirement or termination of employment by the Company without cause. The restricted stock had a weighted average price of $3.38 and $9.12 at December 31, 2005 and 2004, respectively. The excess of market value over cost of the shares awarded of $0.8 million and $2.9 million at December 31, 2005 and 2004, respectively, were recorded as deferred compensation and reflected as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, related amortization expense amounted to approximately $1.3 million, $0.5 million and $0, respectively.

NOTE 15 - STOCK BASED COMPENSATION PLANS

The Company has stock option plans which provide for the granting of non-qualified, incentive options, or restricted stock awards to employees and directors. The plans authorize granting of up to 8,394,595 shares of the Company’s common stock at the market value at the date of such grants. All options are exercisable at times as determined by the Board of Directors, not to exceed ten years after the grant date. Upon confirmation of the Company’s Plan of Reorganization (see Note 1), all of the Company’s outstanding stock options and plans will be cancelled.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123, “Accounting for Stock Based Compensation,” and has been determined as if the Company has accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions at December 31, 2005, 2004 and 2003, respectively:  risk-free interest rate of 3.99%, 2.83% and 2.4%; no dividend yields; volatility factor of the expected market price of the Company’s common stock of 73.7%, 69.2% and 70.0%; and a weighted-average expected life of the options of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of the Company’s stock option activity and related information for the years ended December 31 is as follows:

	2005 Weighted Average		2004 Weighted Average		2003 Weighted Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	3,633,229	$13.27	3,286,449	$13.89	3,454,963	$12.51
Granted	580,000	3.16	1,003,750	12.71	873,850	16.35
Exercised	—	—	(30,791)	9.58	(457,863)	8.71
Cancelled	(1,700,284)	13.38	(626,179)	15.81	(584,501)	13.47
Outstanding at end of year	2,512,945	10.86	3,633,229	13.27	3,286,449	13.89
Exercisable at end of year	1,554,511	12.11	2,283,425	12.65	1,682,645	11.92
Weighted average fair value of options granted		$3.18		$6.68		$8.74

The following table summarizes information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
				Contractual	Exercise		Exercise
Exercise Prices			Shares	Life	Price	Shares	Price
$ 1.90	-	$ 2.85	73,000	9.46	$2.38	—	—
2.86	-	4.28	439,000	9.22	3.27	—	—
4.29	-	6.41	481,143	4.91	5.58	461,140	$5.57
6.42	-	9.62	60,918	6.74	8.10	46,585	8.23
9.63	-	14.43	987,209	7.56	12.98	648,060	12.97
14.44	-	21.65	340,430	6.33	16.59	327,481	16.59
21.66	-	32.47	131,245	1.75	29.57	71,245	28.47
			2,512,945			1,554,511

At December 31, 2005, 1,650,343 shares of common stock were reserved for future issuance, excluding shares reserved for options outstanding.

NOTE 16 - INCOME TAXES

The Company had net deferred tax assets of $19.5 million before recording a full valuation allowance to reflect the uncertainty of realization of those assets. Included in net deferred tax assets is a net operating loss as generated in 2005 of approximately $9.2 million which expires in 2025.

Significant components of the Company’s deferred income tax assets and liabilities for the years ended December 31 were as follows (in thousands):

	2005	2004
Deferred income tax assets:
Bad debt reserve	$3,513	$3,120
Intangible asset amortization	781	727
Capital loss carryforward	9,625
Net operating loss	9,170	22
Accrued expenses	2,247	1,017
Total deferred income tax assets	25,336	4,886
Valuation allowance	(19,476)	—
Net deferred income tax assets	5,860	4,886

Deferred income tax liabilities:
Goodwill amortization	(3,239)	(2,230)
Tax over book depreciation	(2,621)	(1,217)
Installment sale	—	(64)
Total deferred income tax liabilities	(5,860)	(3,511)
Total deferred income tax assets	$—	$1,375

Total net long-term deferred income tax assets of $0 and $909,000 are included in other assets in the accompanying balance sheets for the years ended December 31, 2005 and 2004, respectively.

Significant components of the (benefit) provision for income taxes for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Current:
Federal	$(5,096)	$(3,256)	$4,998
State	(72)	18	1,075
Deferred:
Federal	1,234	(582)	2,325
State	141	(14)	98
Total income tax (benefit) provision	$(3,793)	$(3,834)	$8,496

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to income tax (benefit) expense for the years ended December 31 was as follows:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes net of Federal tax benefit	—	—	4.6%
Goodwill impairment	(18.0)%	(31.6)%	—
Valuation Allowance	(18.4)%	—	—
Reversing tax reserves	4.2%	—
Other	0.8%	(0.8)%	(0.2)%
Effective tax rate	3.6%	2.6%	39.4%

NOTE 17 - SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company has two reportable segments:  Specialty Infusion and Wound Care Management. In its Specialty Infusion business unit, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. In its Wound Care Management business unit, the Company contracts with hospitals to manage outpatient Wound Care Center® programs. The Company evaluates segment performance based on (loss) income from operations. The accounting policies of the reportable segments are the same as those described in Note 1. Intercompany transactions are eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the years ended December 31 (in thousands):

	At and for the Year Ended December 31, 2005
	Specialty Infusion	Wound Care Management	Totals
Revenues	$232,169	$28,890	$261,059
(Loss) income from operations	$(86,504)	$5,725	$(80,779)
Total assets	$157,368	$11,920	$169,288

	At and for the Year Ended December 31, 2004
	Specialty Infusion	Wound Care Management	Totals
Revenues	$198,055	$26,925	$224,980
(Loss) income from operations	$(99,562)	$3,937	$(95,625)
Total assets	$265,881	$17,903	$283,784

	At and for the Year Ended December 31, 2003
	Specialty Infusion	Wound Care Management	Totals
Revenues	$134,596	$28,898	$163,494
Income from operations	$17,456	$2,578	$20,034
Total assets	$216,088	$17,850	$233,938

The results of operations shown above exclude amounts from discontinued operations (see Note 5).

NOTE 18 – NET (LOSS) INCOME PER SHARE

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

	2005	2004	2003
Denominator:
Denominator for basic income per share, weighted average shares	13,002	12,932	12,536

Effect of dilutive employee stock options and convertible notes(1)	—	—	1,280

Denominator:
Denominator for diluted (loss) income per share, adjusted weighted average shares assuming conversions	13,002	12,932	13,816

(1)          Potentially dilutive employee and director stock options that have been excluded from this amount because they are anti-dilutive amounted to approximately 2,513,000, 3,633,000 and 2,006,000 in 2005, 2004 and 2003, respectively.

Adjusted net (loss) income and net (loss) income per common share, diluted, for the years ended December 31 were computed as follows (in thousands, except per share data):

	2005	2004	2003
Net (loss) income, as reported	$(101,592)	$(141,405)	$13,075
Add back interest related to convertible notes, net of tax	—	—	212
Adjusted net (loss) income	$(101,592)	$(141,405)	$13,287

Net (loss) income per common share, diluted	$(7.81)	$(10.93) (2)	$0.96	(3)

Weighted average shares, diluted	13,002	12,932	13,816

(2)          Basic shares were used to calculate net loss per common share, diluted, for the years ended December 31, 2005 and 2004 since the effects of using stock options and convertible notes would have an anti-dilutive effect on income per share. If not anti-dilutive, weighted average shares, diluted, would have been 13,080,434 and 13,558,662 for the years ended December 31, 2005 and 2004, respectively.

(3)          In accordance with SFAS No. 128, “Earnings Per Share,” net income per common share, diluted, for the year ended December 31, 2003 was calculated under the “as if converted” method, which requires adding shares related to convertible notes that have no contingencies to the denominator for diluted income per share and adding to net income, the numerator, tax effected interest expense relating to those convertible notes.

NOTE 19 - EMPLOYEE BENEFITS

The Company maintains a qualified Employee Savings Plan (the “Plan”) for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reductions and employer contributions at the discretion of the Company. The Company had previously authorized employer contributions of 25% of employees’ contribution up to 1% of the employees’ compensation. As of July 1, 2003, the Company amended the Plan to reflect employer contributions of 50% of employees’ contribution up to 2% of the employees’ compensation. The Company’s contribution match was $0.8 million, $0.6 million and $0.3 million in 2005, 2004 and 2003, respectively.

NOTE 20 - RELATED PARTY TRANSACTIONS

During 2002, the Company advanced approximately $1.9 million to certain officers and directors of the Company. The Company received promissory notes payable with maturity dates ranging from February 19, 2004 to March 1, 2005 for such advances, which bear interest at an annual rate of 2.46% payable on the maturity date. At December 31, 2004, $1.5 million in principal amounts outstanding under these promissory notes are included in notes receivable-stockholders in the accompanying consolidated balance sheets. As of March 1, 2005, all such loans were paid in full.

NOTE 21 - LEGAL PROCEEDINGS

In the normal course of the Company’s business, it may be involved in lawsuits, claims, and investigations, including any arising out of services or products provided by or to the Company’s operations, personal injury claims and employment disputes, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

On March 27, 2006, the Petition Date, Curative filed a Prepackaged Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are further discussed in Note 1. The Chapter 11 proceedings were entered into in response to various issues that have negatively affected the Company’s liquidity and ability to service its obligations.

Material pending legal proceedings, other than the Chapter 11 proceedings above and other than ordinary, routine litigation incidental to the business, to which the Company became or were a party during the year ended December 31, 2005, or subsequent thereto but before the filing of this report, are summarized below.

Apex Therapeutic Care Litigation

On October 26, 2005, the Company commenced litigation in the United States District Court for the Central District of California, entitled “Curative Health Services, Inc. vs. James H. Williams, et al.,” against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking $60.0 million in compensatory damages and available punitive damages, the Company is disputing its obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders’ representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.5 million. This event did not cause a default under, or acceleration of, any other obligations of Curative.

DHS Audit

Two of the Company’s subsidiaries, Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of December 31, 2005.

NOTE 22 – QUARTERLY DATA (UNAUDITED)

The following table sets forth the unaudited financial results of the Company for the eight quarters ended December 31, 2005 (in thousands, except per share data):

				Net (Loss) Income	Net (Loss) Income
	Total	Gross		Per Common	Per Common
	Revenues(1)	Profit(1)	Net (Loss) Income	Share, Basic	Share, Diluted(2) (3)
Quarter Ended
2005
December 31	$68,715	$14,803	$(12,528)	$(0.96)	$(0.96)
September 30	67,135	14,020	(80,926)	(6.22)	(6.22)
June 30	65,879	13,313	(4,774)	(0.37)	(0.37)
March 31	59,330	12,732	(3,364)	(0.26)	(0.26)

2004
December 31	$62,018	$12,638	$(139,340)	$(10.77)	$(10.77)
September 30	64,398	15,115	(2,066)	(0.16)	(0.16)
June 30	59,190	15,117	(3,132)	(0.24)	(0.24)
March 31	39,374	13,180	3,133	0.24	0.23

(1)          Excludes amounts from discontinued operations. See Note 5 of Notes to Consolidated Financial Statements.

(2)          See Note 18 for net (loss) income per share calculation.

(3)          Weighted average shares used in the above calculations have been corrected for 2004. Such correction resulted in an increase in Net loss per share of $.01 for the fourth quarter of 2004.

SCHEDULE II

CURATIVE HEALTH SERVICES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Other(2)	Deductions(1)	Balance at End of Year

Year ended December 31, 2005
Allowance for doubtful accounts	$3,560,000	$8,409,000	$—	$4,553,000	$7,416,000

Valuation allowance – deferred tax assets	$—	$1,375,000	$18,101,000	$—	$19,476,000

Year ended December 31, 2004
Allowance for doubtful accounts	$3,414,000	$2,339,000	$—	$2,193,000	$3,560,000

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,854,000	$2,164,000	$—	$1,604,000	$3,414,000

(1)  Accounts written off.

(2)  Represents deferred tax assets in 2005 where a full valuation allowance was provided.

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Plan of Merger, dated as of August 15, 2003, by and among Curative Health Services, Inc., Curative Holding Co., and Curative Health Services Co. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed August 19, 2003, of Curative Health Services, Inc., the predecessor company)

2.2

Stock Purchase Agreement relating to Critical Care Systems, Inc., by and among Curative Health Services, Inc., Critical Care Systems, Inc. and each of the persons listed therein, dated February 24, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

2.3

Letter Agreement supplementing the Stock Purchase Agreement, dated April 23, 2004, by and between Curative Health Services, Inc. and Christopher J. York, as Seller’s Representative (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

3.1	Amended and Restated Articles of Incorporation of Curative Health Services, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 19, 2003)

3.2	By-Laws of Curative Health Services, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 19, 2003)

4.1

Indenture, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantors and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.2

Registration Rights Agreement, dated April 23, 2004, by and among Curative Health Services, Inc., certain of its subsidiaries as Guarantors and UBS Securities LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.3	Specimen of 144A Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.4	Specimen of Regulation S Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.5	Specimen of Guarantees (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.6	Specimen of Registered Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.1	Curative Health Services, Inc., Director Share Purchase Program (incorporated by reference to Exhibit 10.28.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)**

10.2	1991 Stock Option Plan (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 No. 33-39879)**

10.3	Curative Technologies, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.25.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)**

10.4

Employment Agreement, dated as of September 1, 1997 between John C. Prior and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)**

10.5	Amendment No. 4 to the 1991 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)**

10.6

Amendment No. 1 to Curative Technologies, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)**

10.7	Amendment to the Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.19.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

Exhibit No.	Description
10.8	Form of Restricted Stock Award Agreement, dated August 11, 1999 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

10.9	Non-Employee Director Severance Plan (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**

10.10

Asset Purchase Agreement among Cytomedix, Inc., Cytomedix, N.V., CHS Services, Inc. and Curative Health Services, Inc., dated as of October 12, 2000 (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.11

Employment Agreement, dated as of September 18, 2000, between Roy McKinley and the Company (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)**

10.12	Curative Health Services, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)**

10.13

Stock Purchase Agreement, dated as of March 19, 2001, by and among Curative Health Services, Inc. and certain stockholders of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed April 13, 2001)

10.14

Form of Stockholder Purchase Agreement, between Curative Health Services, Inc. and all other stockholders of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed April 13, 2001)

10.15

Form of Option/Warrant Repurchase and Surrender Agreement between eBioCare.com, Inc. and the holders of options and warrants to purchase common stock of eBioCare.com, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed April 13, 2001)

10.16	Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.17

Curative Health Services, Inc. form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)**

10.18

Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed March 11, 2002)

10.19

Purchase Agreement, dated as of June 10, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC, and IIC GP, LLC, Azar I. Delpassand, Dr. Ebrahim Delpassand, Tara Imani, Maryam Panahi and Yassamin Norouzian (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed June 11, 2002)

10.20

Amended and Restated Loan and Security Agreement, dated as of May 17, 2002, by and among Curative Health Services, Inc., eBioCare.com, Inc., Hemophilia Access, Inc., Apex Therapeutic Care, Inc. and Healthcare Business Credit Corporation (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed June 11, 2002)

10.21

Amendment No. 1 to Purchase Agreement, dated as of June 28, 2002, by and among Curative Health Services, Inc., Infinity Infusion, LLC and Infinity Infusion II, LLC and Bijan Imani, as Sellers’ Representative on behalf of the Sellers (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed July 2, 2002)

10.22

Employment agreement, dated as of March 13, 2002, between Thomas Axmacher and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)**

10.23

Registration Rights and Lock-Up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit No.	Description
10.24

Amendment No. 1 to the Registration Rights and Lock-Up Agreement, dated as of February 27, 2003, by and between Curative Health Services, Inc. and Jon M. Tamiyasu, in his capacity as the Stockholders’ Representative under the Registration Rights and Lock-Up Agreement, dated as of February 28, 2002, by and among Curative Health Services, Inc. and the shareholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.25

Kerlin Agreement, dated February 28, 2002, by and among Curative Health Services, Inc., Kerlin Capital Group, LLC, William K. Doyle and Cheryl S. Doyle as Trustees of the William K. Doyle and Cheryl S. Doyle Family Trust, dated July 15, 1991, and Timothy J. Fahringer (the Kerlin Parties) and the stockholders of Apex Therapeutic Care, Inc. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.26

Amendment No. 1 to the Kerlin Agreement, dated as of February 27, 2003, by and among Curative Health Services, Inc., Jon M. Tamiyasu, in his capacity as the Stockholders’ Representative under the Stock Purchase Agreement, dated as of January 27, 2002, by and among Curative Health Services, Inc. and the shareholders of Apex Therapeutic Care, Inc. and the Kerlin Parties (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.27

Form of Amendment to Executive Employment Agreements with John C. Prior and Roy McKinley (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)**

10.28

Amendment No. 1 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

10.29

Amendment No. 2 to Curative Health Services, Inc. 2001 Broad-Based Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003)**

10.30

Credit Agreement, dated as of June 9, 2003, between General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.31

Consent and First Amendment to Credit Agreement, dated as of July 11, 2003, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.32

Second Amendment to Credit Agreement, dated as of October 10, 2003, among General Electric Capital Corporation and the Company and the related Term Note (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.33

Form of Acknowledgment Relating to Employment Agreement, dated as of June 3, 2003, executed by John C. Prior and Roy McKinley (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

10.34

Form of Acknowledgment of Assignment of Employment Agreement, dated as of June 3, 2003, executed by Thomas Axmacher (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

10.35

Form of Amendment to and Second Acknowledgment Relating to Employment Agreement, dated as of August 19, 2003, executed by John C. Prior and Roy McKinley (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

10.36

Form of Amendment to and Second Acknowledgment of Assignment of Employment Agreement, dated as of August 19, 2003, executed by Thomas Axmacher (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

Exhibit No.	Description
10.37

Form of Acknowledgment of Limitations on Exercise of Stock Options, dated as of June 3, 2003, executed by Timothy I. Maudlin, Gerard Moufflet, Lawrence P. English, Paul S. Auerbach and Daniel E. Berce (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)**

10.38

Third Amendment to Credit Agreement, dated as of December 31, 2003, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.39

Escrow Agreement, dated April 23, 2004, by and among Curative Health Services, Inc., Christopher J. York in his capacity as representative of the Sellers, and The Bank of New York, as escrow agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

10.40

Amended and Restated Credit Agreement, dated as of April 23, 2004, by and among Curative Health Services, Inc., certain other borrowers signatory thereto, certain lenders referred to therein, GECC Capital Markets Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

10.41

Employment Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed
May 4, 2004)**

10.42

Noncompetition Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed
May 4, 2004)**

10.43

Restricted Stock Unit Award Agreement, dated as of April 23, 2004, by and between Curative Health Services, Inc. and Paul F. McConnell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed May 4, 2004)**

10.44

Separation from Employment Agreement, dated April 27, 2004, between William C. Tella and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2004)**

10.45

Amendment No. 1 to Curative Health Services, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**

10.46

Amendment No. 3 to Curative Health Services, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)**

10.47

Swap Transaction Agreement, dated May 3, 2004, between National City Bank and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.48

First Amendment to Amended and Restated Credit Agreement and Collateral Documents, made and entered into as of May 3, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.49

Second Amendment to Amended and Restated Credit Agreement, made and entered into as of June 30, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.50

Third Amendment to Amended and Restated Credit Agreement, made and entered into as of October 20, 2004, among General Electric Capital Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit No.	Description
10.51

Transition Agreement, dated as of October 2, 2004, by and between the Company and Joseph L. Feshbach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2004)**

10.52

Restricted Stock Award Agreement, dated as of November 10, 2004, by and between the Company and Joseph L. Feshbach (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed
November 16, 2004)**

10.53

Amendment to Employment Agreement, dated as of November 15, 2004, by and between the Company and Paul F. McConnell (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed
November 16, 2004)**

10.54

Amended and Restated Employment Agreement, effective as of December 31, 2004, by and between the Company and John C. Prior (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 20, 2004)**

10.55

Employment agreement, dated as of April 23, 2004, between Andrew C. Walk and the Company (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.56

Employment agreement, dated as of April 23, 2004, between Craig Vollmer and the Company (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.57

Restricted Stock Unit Award Agreement, dated as of December 14, 2004, by and between Curative Health Services, Inc. and Thomas Axmacher (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.58	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.59	Form of Incentive Stock Option Agreement — 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.60	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.61	Form on Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)**

10.62

Separation Agreement, by and between Curative Health Services, Inc. and Nancy F. Lanis, dated as of February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed
March 1, 2005)**

10.63

Restricted Stock Award Agreement, dated as of February 23, 2005, by and between Curative Health Services, Inc. and Nancy F. Lanis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed
March 1, 2005)**

10.64

Fourth Amendment to Amended and Restated Credit Agreement, by and between the Company, its subsidiaries and General Electric Capital Corporation, a Delaware corporation, effective as of December 31, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed March 1, 2005)

10.65

Second Amendment to Employment Agreement, dated March 24, 2005, by and between the Company and Paul F. McConnell (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed
March 25, 2005)**

10.66

Amendment to Restricted Stock Unit Award Agreement, dated March 24, 2005, by and between the Company and Paul F. McConnell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed
March 25, 2005)**

10.67	Separation Agreement, dated March 28, 2005, by and between the Company and Anne Bruce (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 26, 2005)**

Exhibit No.	Description
10.68

Waiver Agreement entered into among the Company, its subsidiaries and General Electric Capital Corporation, effective as of June 30, 2005 (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.69

Compensation Agreement, dated as of May 27, 2005, between the Company and Thomas Axmacher (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)**

10.70

Lease and Agreement, dated June 10, 1991, by and between Executive Tower, Inc. and Critical Care Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.71

Amendment to Lease, dated as of June 4, 2001, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.72

Second Amendment to Lease, dated as of June 25, 2001, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.73

Third Amendment to Lease, dated as of November 7, 2003, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.74

Fourth Amendment to Lease, dated as of July 11, 2005, by and between Brookhaven (Nashua), LLC and Critical Care Systems, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.75

Waiver Agreement, dated as of October 14, 2005, entered into among the Company, its subsidiaries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.76

Waiver Agreement, dated as of November 7, 2005, entered into among the Company, its subsidiaries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.77

Plan Support Agreement, dated December 2, 2005, by and among Curative Health Services, Inc., its subsidiaries, and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 5, 2005)

10.78

Forbearance Agreement, dated December 1, 2005, by and among Curative Health Services, Inc, its subsidiaries, and GE Capital (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed
December 5, 2005)

10.79

Amendment to Plan Support Agreement, dated December 14, 2005, by and among Curative Health Services, Inc., its subsidiaries, and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 16, 2005)

10.80

Amendment to Forbearance Agreement, entered into on December 28, 2005 and effective as of December 23, 2005, by and among Curative Health Services, Inc., its subsidiaries, and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2006)

10.81

Waiver Agreement, dated as of April 3, 2006, by and among Curative Health Services, Inc., its subsidiaries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed April 10, 2006)

10.82	Asset Purchase Agreement, dated as of December 1, 2005, among Curative Health Services, Inc. and ProCare Pharmacy, Inc. and ProCare Pharmacy Direct, Inc.*

Exhibit No.	Description
21	List of Subsidiaries*

23	Consent of Ernst & Young LLP*

24	Power of Attorney (included on signature page)*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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