Form 10-K/A
period 2005-05-31
CURATIVE HEALTH SERVICES INC
filed 2006-04-26
CIK 1238631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 ON

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission file number: 000-50371

Curative Health Services, Inc.

(Exact name of registrant as specified in its charter)

MINNESOTA	51-0467366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2005, was approximately $22.4 million (based upon the last sale price of such stock as reported by the Nasdaq National Market).

As of March 1, 2006, there were 13,043,133 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (“SEC”) on April 11, 2006 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2005 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

Curative Health Services, Inc.
Form 10-K/A
Index

Part III

Item 10. Directors and Executive Officers of the Registrant

BOARD OF DIRECTORS

Set forth below is certain information about each director of the Company, including name, age and principal occupations during the past five years.

Timothy I. Maudlin, 55, a co-founder of the Company, became Chairman of our Board of Directors in February 2005. He has been a director of the Company since 1984, and served as Secretary of the Company from November 1984 to December 1990. Mr. Maudlin also served as President of the Company from November 1984 through December 1986. Mr. Maudlin has been the Managing Partner of Medical Innovation Partners, a venture capital firm, since 1988 and since 1982 he has been an officer of the affiliated management company of Medical Innovation Partners. Mr. Maudlin also served as a Principal of Venturi Group LLC, an incubator and venture capital firm, from 1999 to October 2001, and as Chief Financial Officer of Venturi Group LLC from October 2001 into 2002. Currently, Mr. Maudlin also serves as a director of several private companies. Mr. Maudlin is a certified public accountant and holds a B.A. degree from St. Olaf College and a Masters of Management degree from the Kellogg School of Management at Northwestern University.

Paul F. McConnell, 52, has been the President and Chief Executive Officer of the Company since November 2004, and a director of the Company since April 2004. Mr. McConnell founded Critical Care Systems, Inc. in 1991 and served as President and Chief Operating Officer of the Company from April 2004 through November 2004, following the acquisition of Critical Care Systems, Inc. by the Company. Mr. McConnell has more than 25 years of healthcare experience, primarily in the home infusion industry. Previously, Mr. McConnell held management positions with Critical Care America, including Vice President of New Market Development. Mr. McConnell was also a founder of the national home infusion therapy company, Chartwell Home Therapies, where he managed sales, marketing and operations. Prior to this, he held sales management and hospital sales positions in the pharmaceutical industry. Mr. McConnell holds a B.S. degree in Biology from Bates College and a B.S. degree in Pharmacy from the Massachusetts College of Pharmacy and Health Sciences.

John C. Prior, 52, has been Chief Operating Officer of the Company since November 2004, and has been a director of the Company since April 2001. Mr. Prior served as President of the Company’s Wound Management Services business unit, from March 2001 through November 2004. He also served as Executive Vice President and General Manager of the Company from September 2000 to March 2001, and as Interim Chief Executive Officer from March 2001 to September 2001. From August 1995 until September 2000, Mr. Prior served as Senior Vice President, Finance and Chief Financial Officer. From February 1991 to August 1995, Mr. Prior served as Vice President of Finance, and he was Secretary from October 1993 until September 2001. From July 1987 to February 1991 he served as Controller of the Company. From 1979 to 1987, Mr. Prior held a variety of positions in the Health Care Auditing/Consulting Group of KPMG Peat Marwick and was promoted to Senior Manager in 1984. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Paul S. Auerbach, M.D., M.S., 55, has been a director of the Company since February 2000. Since March 2005, he served as Clinical Professor of Surgery, Division of Emergency Medicine, Stanford University Medical Center. From August 2003 to May 2004, Dr. Auerbach served as Chief Operating Officer of KAI Pharmaceuticals, Inc., a private biotechnology company, and from May 2004 through March 2005, he served as an independent consultant to a number of companies. From October 1999 to 2003, Dr. Auerbach served as a Venture Partner with Delphi Ventures, a venture capital firm. From 1997 until 1999, Dr. Auerbach served as Chief Operating Officer of MedAmerica, a private company, and from 1995 to 1996, he served as Chief Operating Officer of Sterling Healthcare Group, a publicly traded company. Prior to that, Dr. Auerbach was Professor and Chief of Emergency Medicine at Stanford University Medical Center and, prior to that, held the same positions at Vanderbilt University Medical Center.

Daniel E. Berce, 52, has been a director of the Company since February 2000. Since April 2003, Mr. Berce has served as President of AmeriCredit Corp., a publicly traded finance company, and since 1990 Mr. Berce has served as a director of AmeriCredit Corp. From November 1996 until April 2003, he served as Vice Chairman and Chief Financial Officer of AmeriCredit Corp. From November 1994 until November 1996, Mr. Berce served as Executive Vice President, Chief Financial Officer and Treasurer of AmeriCredit Corp. and from May 1990 until November 1994, he served as Vice President, Chief Financial Officer and Treasurer of AmeriCredit Corp. Prior to joining AmeriCredit, he was a partner with Coopers & Lybrand for four years and was with such firm for fourteen years. Mr. Berce is a certified public accountant. Mr. Berce is a director of AZZ Incorporated, a publicly held company that manufactures specialty electronic equipment and provides galvanizing services to the steel fabrication industry.

Lawrence P. English, 65, has been a director of the Company since May 2000. Since June 2000, Mr. English has been the Chief Executive Officer and a director of QuadraMed Corporation, a publicly traded healthcare information technology company. Since December 2000, Mr. English has been Chairman of the Board of QuadraMed. As of January 5, 2005, QuadraMed consolidated the executive officer positions of Chief Executive Officer and Chief Operating Officer, and Mr. English assumed the roles of President and Chief Operating Officer. Mr. English was the Founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm, from January 1999 to June 2000. He was the Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons, from July 1997 to January 1999. Until he resigned in September 2002, he served as Director of Clarent Hospital Corporation, formerly Paracelsus Healthcare Corporation, since May 1999 and as the Non-Executive Chairman of the Board since February 2000. From March 1992 to August 1996, Mr. English was President of CIGNA HealthCare, one of the nation’s largest health maintenance organizations. Prior to 1992, Mr. English held numerous senior level positions at CIGNA. Mr. English was a member of the Jackson Hole Group and a founder of the Allegiance for Managed Care. Mr. English possesses a Bachelor of Arts degree from Rutgers University and a Masters of Business Administration from George Washington University, and is a graduate of Harvard Business School’s Advanced Management Program.

Gerard Moufflet, 62, has been a director of the Company since November 1989. Mr. Moufflet is the Chief Executive Officer and founder of Acceleration International Corp., a private equity firm focused on healthcare investments in Europe and the United States. From 1989 to December 2001, Mr. Moufflet served as Managing Director of Advent International Corporation, an equity investment firm with funds under management totaling over $6 billion. Prior to joining Advent, from 1972 to 1989, Mr. Moufflet worked for Baxter International, where he was in charge of various European and African operations and served as Head of Worldwide Strategic Planning for the dialysis product line. When he became Corporate Vice President and Vice President of Baxter World Trade, Baxter had grown to $7 billion in sales. Mr. Moufflet is a director of Serologicals Corporation, a publicly traded company and global provider of biological products and enabling technologies, and American Dental Partners, Inc., a publicly traded company. He also serves as a director of several privately held companies in Europe and the United States. Mr. Moufflet is a graduate of the EDHEC Business School in France, and holds a Masters in Business Administration degree from the University of Pittsburgh where he was a Pittsburgh Plate Class Foundation Scholar. He is a Harvard Business School Advanced Masters Program graduate and has been honored by the President of France as a “Chevalier de l’Ordre du Merite National.”

Audit Committee

The members of the Audit Committee are Messrs. Berce (as Chairman), English and Maudlin, each of whom is an “independent director” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Messrs. Berce and Maudlin are “financial experts” as the term is defined in the Securities and Exchange Commission rules.

EXECUTIVE OFFICERS

Set forth below is certain information about each current executive officer of the Company who is not a director of the Company, including name, age and principal occupations during the past five years. All of the executive officers of the Company are appointed by the Board of Directors to serve until the next Annual Meeting of the Shareholders or until their successors are elected and qualified. The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and senior financial officers. The text of such Code of Ethics has been posted on the Company’s website at www.curative.com. Any amendment to, or waiver from, a provision of such Code of Ethics shall be posted on the Company’s website at www.curative.com. In addition, the Company has adopted a Code of Business Practices as part of its compliance program, and a copy of such Code of Business Practices is available upon written request to the Company.

Thomas W. Axmacher, 47, has served as our Executive Vice President of Finance and Chief Financial Officer since March 2003. From April 2002 to March 2003, he served as Senior Vice President of Finance and Chief Financial Officer. From March 2001 to April 2002, he served as Vice President of Finance and Chief Financial Officer. From August 1997 to March 2001, Mr. Axmacher served as Vice President and Controller. From March 1991 to August 1997, he served as Controller of the Company. Prior to joining the Company, Mr. Axmacher spent six years at Tempo Instrument Group, an electronics manufacturer, where he served as Vice President and Controller.

Roy McKinley, 47, has served as Senior Vice President, Wound Care Operations since November 2004. From September 2000 through November 2004, he served as Senior Vice President, with business development, sales, marketing and related responsibilities for the Company’s wound care management business. From July 1998 to September 2000, Mr. McKinley held the position of Vice President of Sales and Marketing, and from January 1996 to 1998, he served as the South West Region Vice President. Prior to joining the Company, Mr. McKinley was an Area Vice President for the Mid Atlantic Area for Coram Healthcare, Inc., a Denver-based alternate-site infusion and ancillary healthcare services company. From 1985 to 1993, Mr. McKinley held regional and general management positions with McGaw, Inc. and Medical Care America, Inc., in the medical supply and alternate-site infusion care industries.

Craig J. Vollmer, 39, has served as Senior Vice President, Sales and Marketing since April 2004. Previously, he held the following positions for Critical Care Systems, Inc. (a subsidiary of the Company acquired in April 2004):  Vice President of Sales from January 2003 to March 2004; National Sales Director from February 2002 to December 2003 and Area Sales Director (South) from July 2000 to January 2002. Prior to working with Critical Care Systems, Inc. and the Company, Mr. Vollmer held sales and management positions with Coram Healthcare and Critical Care America.

Andrew C. Walk, 45, has served as Senior Vice President, Operations for our Specialty Infusion business unit since April 2004. Previously, he served as Area Vice President of Critical Care Systems, Inc. (a subsidiary of the Company acquired in April 2004) from June 2000 to April 2004. In this position, he was responsible for directing the day-to-day management of Critical Care Systems, Inc.’s Midwest branches. Mr. Walk has devoted his entire career to the health care field, bringing a wealth of experience to his role at the Company. From 1998 to 2000, Mr. Walk was a partner in the St. Louis-based health care consulting company, Healthcare Strategic Initiatives, where clients included hospitals, physicians and managed care organizations. Prior to that, Mr. Walk worked for Coram Healthcare as a Regional Vice President from 1995 to 1998, and as a General Manager from 1992 to 1995. Mr. Walk started his healthcare career in 1985 with Travacare which in 1987 became Caremark Inc. and held various positions, including General Manager. Mr. Walk holds a B.S. degree in pharmacy from the St. Louis College of Pharmacy.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s directors and executive officers and all persons who beneficially own more than ten percent of the outstanding shares of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such Common Stock. Directors, executive officers and ten percent or more beneficial owners are also required to furnish the Company with copies of all Section 16(a) reports filed. Based solely on a review of the copies of such forms and certain representations, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent shareholders were in compliance.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by (i) each person who served as the Chief Executive Officer of the Company at any time during 2005, and (ii) the four executive officers of the Company (other than its chief executive officer) most highly compensated in salary and bonus for 2005 who were also serving as executive officers of the Company on December 31, 2005. (the “named executive officers”).

		Annual Compensation			Long Term Compensation
Name and Principal Position (as of December 31, 2005)	Year	Salary ($)	Bonus ($)(1)	Other Annual Comp. ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options (#)	All Other Comp. ($)(4)

Paul McConnell(5)	2005	405,288	400,000	—	—	—	5,642
President and Chief Executive Officer	2004	270,285	—	—	2,000,000	—	2,163

John Prior	2005	289,519	39,000	77,055	326,000	—	3,015
Chief Operating Officer	2004	283,846	—	—	—	35,000	3,461
	2003	270,000	—	—	—	25,500	519

Andrew Walk (6)	2005	221,346	41,400	—	163,000	—	4,259
Senior Vice President Operations
Specialty Infusion

Thomas Axmacher	2005	276,539	150,000	—	—	—	2,039
Executive Vice President	2004	244,069	—	—	409,800	30,000	5,240
and Chief Financial Officer	2003	210,516	48,500	—	—	25,500	2,826

Roy McKinley (6)	2005	212,115	93,720	—	97,800	—	3,404
Senior Vice President Wound Care

(1)                                  Amounts shown for 2003, 2004 and 2005 represent bonuses paid under the Company’s Incentive Compensation Plan  All such awards are actually paid in the fiscal year immediately following the year for which the award is made, except that Mr.McConnell’s payment was made in 2005 pursuant to his employment agreement and Mr. Axmacher’s payment was made in 2005 pursuant to his relocation to the Company’s Nashua office.

(2)                                  Except as indicated, the value of perquisites and other personal benefits paid to any of the named executive officers did not exceed the lesser of $50,000 or ten percent (10%) of salary and bonus for that individual.

(3)                                  The number of shares of restricted stock awarded in 2005 were as follows:  Mr. Prior 100,000 shares, Mr. Walk 50,000 shares and Mr. McKinley 30,000 shares. The value of such shares is calculated using the closing price for the Company’s Common Stock on the date of the award. One third of the restricted stock awards vest after one year and the balance vest thereafter in eight equal quarterly installments following the initial vesting date. The recipients of the restricted stock awards are entitled to receive any dividends declared with respect to the restricted shares. As of December 31, 2005, an aggregate of 377,604 shares of restricted stock was held by the named executive officers with an aggregate value of $86,849 based on the closing price on that date.

(4)                                  All amounts represent Company matching contributions to its 401(k) plan.

(5)                                  Mr. McConnell was hired as an executive officer in April 2004, and as President and Chief Executive Officer in November 2004.

(6)                                  Mr. Walk and Mr. McKinley were named executive officers in 2005.

Stock Option Tables

The following tables summarize stock option grants and exercises during 2005 to or by the named executive officers, and the value of the options held by such persons at the end of 2005.

There were no stock option grants to named executive officers in 2005.

Option Exercises in Fiscal 2005
and
Value at End of Fiscal 2005

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)	Value of Unexercised In-the Money Options at Fiscal Year End ($)
Name	Exercise (#)	Realized ($)	Exercisable / Unexercisable	Exercisable / Unexercisable (1)

Mr. McConnell	—	—	—	$ — / $—

Mr. Prior	—	—	172,162 / 14,588	$ — / $—

Mr. Walk			24,995 / 33,325	$ — $—

Mr. Axmacher	—	—	120,914 / 14,587	$ — / $—

Mr. McKinley			75,204 / 6,670	$ — $—

(1)                                  Calculation is based on the difference between the closing price of the Common Stock on December 31, 2005 and the exercise price of the options for each optionee.

Compensation of Directors

Except with regard to Special Committee meetings discussed below and as noted with respect to Mr. Maudlin, in 2005, each non-employee director was paid an annual retainer of $15,000, paid quarterly; $1,500 for each Board meeting attended in person or $1,000 for each Board meeting participated in by means of conference telephone; $1,500 for each Audit Committee meeting attended in person (other than an Audit Committee meeting held on the same date as a Board meeting); $1,000 for each Audit Committee meeting held on the same date as a Board meeting or participated in by means of conference telephone; $1,250 for each non-Audit Committee meeting attended in person (other than a non-Audit Committee meeting held on the same date as a Board meeting); and $750 for each non-Audit Committee meeting held on the same date as a Board meeting or participated in by means of conference telephone. The chairman of the Audit Committee received an additional annual retainer fee of $4,000 and the chairman of each non-Audit Committee received an additional annual retainer fee of $3,000. Commencing June 1, 2005, Mr. Maudlin, Mr. English and Mr. Berce each received a monthly retainer of $4000 for participation in meetings of a Special Committee of the Board established to consider certain financial issues of the Company. Effective March 1, 2005, Mr. Maudlin received a monthly retainer of $5000, in recognition of his role as Chairman of the Board and in lieu of receiving the annual retainer, paid quarterly, to non-employee directors.

In 1993, the Company established a Director Share Purchase Program (the “Program”) to encourage ownership of its Common Stock by its directors. Under the program, each non-employee director can elect to forego receipt of annual retainer and meeting fees in cash and, in lieu thereof, receive shares of Common Stock having a market value at the date of issuance equal to the cash payment.

In 1995, the Company established a Non-Employee Director Stock Option Plan (the “Director Plan”). The purpose of the Director Plan is to promote the success of the Company by attracting and retaining non-employee directors by supplementing their cash compensation and providing a means for such directors to increase their holdings of Common Stock. The Company believes it is important that the interest of the directors be aligned with those of its shareholders and that the Director Plan strengthens that link. The Director Plan provides for an automatic initial grant of options to purchase 15,000 shares of Common Stock, at market value on date of grant, to a non-employee director upon his or her initial election as a member of the Board. The Director Plan also provides for the automatic grant of an option to purchase 15,000 shares of Common Stock, at market value on the date of grant, each time a non-employee director is re-elected as a member of the Board. The Director Plan terminated on August 23, 2005.

Employment and Other Agreements

Each of Messrs. Paul F. McConnell, John C. Prior, Thomas Axmacher, W. Leroy McKinley and Andrew C. Walk (each an “Officer” and together, the “Officers”) has or has had an employment agreement with the Company (an “Employment Agreement”). Mr. Axmacher’s Employment Agreement was superseded by a Settlement and Separation Agreement (the “Settlement Agreement”) dated March 22, 2006. The terms of the Settlement Agreement are set forth separately below.

Except as noted, the Employment Agreements are on substantially identical terms. Under the Employment Agreements, each Officer receives an annual base salary and is entitled to participate in any incentive compensation program in effect from time to time for executives of the Company. The annual base salary of each of the Officers under his or her Employment Agreement as of December 31, 2005 was as follows: Mr. McConnell $425,000, Mr. Prior $325,000, Mr. McKinley $220,000, Mr. Axmacher $290,000 and Mr. Walk $230,000. The salary under each Employment Agreement is subject to annual review and increase by the Compensation Committee. Except for Mr. Walk’s Employment Agreement and Mr. McConnell’s Employment Agreement, each Employment Agreement has an initial term of one year and renews automatically for additional one-year periods unless notice of termination is given at least three months prior to renewal. Mr. Walk’s Employment Agreement has an initial term of one year and renews automatically for additional one-year periods unless notice of termination is given at least 30 days prior to renewal. Mr. McConnell’s Employment Agreement has an initial term of three years and renews automatically for additional one-year periods unless notice of termination is given at least 30 days prior to renewal. Mr. McConnell’s agreement provides for a $400,000 (100%) bonus guaranteed for the first year of his employment. Mr. Walk’s Employment Agreement provides that he would receive a non-qualified stock option to purchase 50,000 shares of the Company’s common stock pursuant to the Company’s 2001 Broad-Based Stock Incentive Plan.

The Company may terminate each Employment Agreement at any time with or without cause upon 30 days’ prior written notice to the Officer, and the Officer may terminate the Employment Agreement at any time upon 30 days’ prior written notice to the Company.

Except as noted below for Mr. Walk and Mr. McConnell, in the event the Company terminates the Employment Agreement without cause prior to a change of control or elects not to renew, the Officer will be entitled to receive a lump sum severance payment equal to the Officer’s then current base salary plus the arithmetic average of payments made to the Officer pursuant to the Company’s Executive Bonus Compensation Program with respect to the three years immediately preceding the fiscal year in which the date of termination occurs. Mr. Walk’s Employment Agreement provides that under such circumstances, he would be entitled to receive a lump sum severance payment equal to six months of his then current base salary plus a pro-rated bonus based on his performance in the fiscal year in which termination occurs. Mr. McConnell’s agreement provides that if termination of his employment occurs after April 23, 2005 but prior to April 23, 2007, his severance payment shall equal his then current base salary plus the arithmetic average of payments made to him with respect to the years in which he was employed by the Company. In addition, to the extent not otherwise required under the Company’s stock option plan, any unvested stock option awards that would have vested during the twelve-month period following the date of termination of the Employment Agreement shall vest and become immediately exercisable in full.

Except for Mr. Walk, if the Employment Agreement is terminated (or not renewed) by the Company without cause or by the Officer for good reason during the twelve-month period immediately following a change in control (or is terminated or not renewed prior to a change in control at the request or insistence of any person in connection with a change in control), the Officer shall be entitled to a lump sum severance payment equal to the product of two times the sum of the then current annual base salary plus the arithmetic average of payments made to the Officer pursuant to the Company’s Executive Bonus Compensation Program with respect to the three fiscal years immediately preceding the fiscal year in which the date of termination occurs. Mr. Walk’s Employment Agreement provides that under such circumstances, he would be entitled to receive a lump sum severance payment equal to his then current base salary plus a pro-rated bonus based on his performance in the fiscal year in which termination occurs. In addition, to the extent not otherwise required under the Company’s stock option plan, any unvested stock option awards received by the Officer shall vest and become immediately exercisable in full.

Except for Mr. Walk, the Employment Agreement also restricts the Officer from competing with the Company under certain circumstances during the Officer’s employment with the Company and for a period of two years thereafter. Mr. Walk’s Employment Agreement provides for such restrictions during the term of his employment with the Company and for a period of one year thereafter.

Additional Terms of Mr. McConnell’s Employment Agreement

In addition, Mr. McConnell received $3.5 million in cash and stock stay bonuses, subject to certain conditions. $1.5 million of this stay bonus shall be paid in cash on April 23, 2007,

subject to his remaining continuously employed by the Company until such date. However, such payment shall be accelerated if prior to such date, a person or entity which is not then controlling, controlled by or under common control with the Company acquires (i) all or substantially all of the assets of the Company, or (ii) common stock of the Company (other than from the Company), with the effect that after such acquisition of stock, such person or entity holds an aggregate amount of common stock of the Company greater than 50% of the then outstanding Company common stock (a “Bonus Acceleration Event”). If either of these events occur, such cash stay bonus shall become due and payable within 5 business days of such event.

Notwithstanding the above, Mr. McConnell’s stay bonus shall not be accelerated in the event that Mr. McConnell is terminated for cause, and payment of such stay bonus shall not be accelerated in connection with any issuance of any security by the Company. However, if prior to April 23, 2007, a Bonus Acceleration Event occurs and during the twelve month period immediately following the Bonus Acceleration Event, Mr. McConnell’s employment with the Company is terminated (or not renewed) by the Company without cause, or by Mr. McConnell because he was assigned duties inconsistent with his position or his base salary was decreased, then such stay bonus shall become due and payable within 5 business days of such termination of employment.

The remaining $2.0 million of stay bonus is an award of 157,604 restricted stock units, one third of which will vest on April 23, 2005, with the balance vesting in equal quarterly installments on the last date of each of the eight successive three-month periods following April 23, 2005. In addition, pursuant to his employment agreement, Mr. McConnell purchased certain shares of the Company’s Common Stock in the open market. These shares are subject to lockup restrictions and can only be transferred under limited circumstances during the lockup period. Half of such shares shall be subject to this lockup restriction until 30 days after April 23, 2005, and the other half shall be subject to this lockup restriction until 30 days after April 23, 2006. In addition to the other exceptions provided in his employment agreement for transferring such shares during this lockup period, Mr. McConnell may sell or otherwise transfer such shares during the lockup period if his employment with the Company is terminated for any reason, other than for cause.

Terms of Mr. Axmacher’s Settlement Agreement

Mr. Axmacher’s Settlement Agreement provides that Mr. Axmacher shall remain in the active employ of the Company as Executive Vice President—Finance and Chief Financial Officer until April 30, 2006. Under the Agreement, Mr. Axmacher will perform the duties of the foregoing position and such other duties as may reasonably be directed by the Chief Executive Officer. Under the Settlement Agreement, Mr. Axmacher’s employment with the Company will be terminated on April 30, 2006 unless sooner terminated by reason of the Executive’s death, voluntary resignation or involuntary termination for Cause (as defined in his former Employment Agreement). During the term of his employment through April 30, 2006, Mr. Axmacher continued to receive his annual base salary of $290,000 in effect under his prior Employment Agreement in bi-weekly installments, reduced by applicable employment withholdings, and employment benefits on the same basis as in effect under his prior Employment Agreement.

The Settlement Agreement contains waivers and releases by Mr. Axmacher of claims against the Company prior to the effective date of the Agreement. In addition, the Settlement Agreement provides that, if Mr. Axmacher remains in the continuous employ of the Company until April 30, 2006, or if the Company terminates his employment prior to April 30, 2006 without Cause, the Company shall deposit with an escrow agent a settlement payment in a cash lump-sum equal to $300,000 plus accrued vacation, less applicable employment withholdings (collectively, the “Settlement Payment”) on May 1, 2006. Under the terms of the Escrow Agreement, the Settlement Payment shall be paid to Mr. Axmacher upon his execution of a waiver and release in the form attached to the Settlement Agreement, provided that the Company has not issued to the escrow agent a notice of dispute concerning payment of the Settlement Payment. If notice of dispute is issued by the Company, the Settlement Payment shall not be made until the parties deliver to the escrow agent notice that the dispute has been resolved. The Settlement Agreement further provides that the Company shall obtain a letter of credit in favor of the foregoing escrow agent in the amount of the Settlement Payment pursuant to which the escrow agent may draw down payment in the event the Company fails to make the Settlement Payment in accordance with the terms of the Settlement Agreement. The Settlement Agreement provides that if Mr. Axmacher is required to return the Settlement Payment after his receipt thereof, his waiver and release of claims shall not include any claim he may have for amounts due pursuant to his prior the Employment Agreement with the Company.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2005 consisted of Messrs. Auerbach, Berce and English (who replaced Mr. Maudlin as Chair of the Compensation Committee in March 2005). Mr. Maudlin served as President of the Company from October 1985 through December 1986. In December 2001, the Company loaned Mr. Maudlin $133,683. In January 2002, the Company loaned Dr. Auerbach $77,495. Each of the loans represented 80% of the aggregate exercise price payable to the Company by the directors in connection with an exercise of certain Company stock options. As of March 1, 2005, all of such loans had been fully repaid. See “Certain Transactions” for more information about these loans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes the Company’s equity compensation plans as of December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,490,137		$9.87	1,311,390	(i)
Equity compensation plans not approved by security holders	1,022,808	(ii)	$12.14	338,953	(iii)
Total	2,512,945		$10.86	1,650,343

(i) This number includes 1,214,891 shares under the 2000 Stock Incentive Plan and 96,499 shares under the 1995 Non-Employee Director Plan.

(ii) This number includes 956,808 securities under the 2001 Broad-Based Stock Incentive Plan (the “2001 Plan”) and 66,000 securities under the non-plan employee option agreements.

(iii) This number reflects 338,953 shares under the 2001 Plan.

The 2001 Plan. Under the 2001 Broad-Based Stock Incentive Plan (the “Plan”), the Company can grant options, stock appreciation rights (“SAR”), restricted stock, restricted stock units, performance awards, other stock grants or other stock-based awards. The total number of shares of common stock authorized to be granted pursuant to Awards (as defined in the Plan, not incentive stock options) granted under the Plan is 2,000,000. As of December 31, 2005, options to purchase an aggregate of 956,808 shares of the Company’s common stock were outstanding under the Plan. Any employee, officer, consultant, independent contractor and non-employee directors providing services to the Company or any of its affiliates is eligible to receive awards under the Plan. The Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee shall not have the authority to grant Awards to officers and directors in an aggregate amount that equals or exceeds fifty percent (50%) of the common stock authorized to be granted pursuant to Awards granted under the Plan. No awards may be granted under the Plan after July 30, 2011. The exercise price per share under any stock option, the grant price of any SAR, and the purchase price of any security which may be purchased under any other stock-based award shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant of such option, SAR or award.

The Plan provides that the Committee may grant reload options, separately or together with another option, and may establish the terms and conditions of such reload options. Pursuant to a reload option, the optionee would be granted a new option to purchase the number of shares not exceeding the sum of (i) the number of shares of common stock tendered as payment upon the exercise of the option to which such reload option relates, and (ii) the number of shares of the Company’s common stock tendered as payment of the amount to be withheld under income tax laws in connection with the exercise of the option to which such reload option relates. Reload options may be granted with respect to options granted under any stock option plan of the Company.

The holder of restricted stock may have all of the rights of a shareholder of the Company, including the right to vote the shares subject to the restricted stock award and to receive any dividends with respect thereto, or such rights may be restricted as the Committee imposes. Restricted stock may not be transferred by the holder until any restrictions established by the Committee have lapsed. Upon termination of the holder’s employment during the restriction period, restricted stock and restricted stock units are forfeited, unless the Committee determines otherwise.

If any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares of common stock or other securities of the Company or other similar corporate transaction or events affects the shares of common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or under an award, the Committee may, in such manner as it deems equitable or appropriate in order to prevent such dilution or enlargement of any such benefits or potential benefits, adjust any or all of (a) the number and type of shares (or other securities or property) which thereafter may be made the subject of awards, (b) the number and type of shares (or other securities or property) subject to outstanding awards, and (c) the purchase or exercise price with respect to any award.

The Board of Directors may amend, alter, suspend, discontinue or terminate the Plan at any time, provided that no such amendment, alteration, suspension, discontinuation or termination shall be made that would violate the rules or regulations of the NASDAQ National Market or of any securities exchange applicable to the Company.

The Non-Plan Option Agreements. Free-standing options granted include options issued as an inducement for new hires and/or in connection with new hires associated with acquisitions by the Company. These options are issued pursuant to Non-Qualified Stock Option Agreements. These options terminate 10 years after the effective date of the grant, unless earlier terminated upon termination of employment, death or disability. Upon termination or employment, death or disability, the employee will, in certain circumstances, get an additional period of months following such event to exercise the options to the extent of the full number of shares the employee was entitled to purchase on the date of such event. The options generally become exercisable after one year with respect to one-third of the shares with the balance of the shares becoming exercisable in equal installments on the last day of each of the eight successive three-month periods following the initial exercisability date, and are not transferable or assignable by the employees that receive the grant. The exercise price per share varies and is specified in the individual Non-Qualified Stock Option Agreements.

In some cases, the non-plan Non-Qualified Stock Option Agreements and agreements under the 2001 Plan may contain provisions that restrict the activities of the employee once the term of employment is over. These restrictions include restrictions on the former employee’s ability to compete with the Company for up to one year  with respect to certain activities and restrictions on the former employee’s ability to hire or contract for services with any employees for former employees of the Company.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of March 31, 2006 with respect to (1) each person who owned of record or was known by the Company to own beneficially more than five percent of the issued and outstanding shares of Common Stock, (2) each director or director nominee, (3) each named executive officer, and (4) all directors and current executive officers as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Outstanding

Trinidad Capital Master Fund, Ltd; Trinidad Management, LLC; Strategic Turnaround Equity Partners, L.P.; Galloway Capital Management LLC; Robert Ellin and Bruce Galloway 2121 Avenue of the Stars, Suite 1650 Los Angeles, CA 90049	681,326	(1)	5.12%

Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,118,915	(2)	8.59%

Paul S. Auerbach, M.D	83,265	(3),(4)	*

Daniel E. Berce	117,100	(4)	*

Lawrence P. English	149,100	(4)	1.13%

Timothy I. Maudlin	164,385	(4)	1.24%

Paul F. McConnell	157,604		1.19%

Gerard Moufflet	192,540	(4)	1.45%

John C. Prior	397,337	(4)	2.96%

Leroy McKinley	108,283	(4)	*

Thomas W. Axmacher	165,495	(4)	1.25%

Andrew Walk	83,325	(4)	*

All directors and current executive officers as a group (11 persons)	1,701,758	(4)	11.54%

*                                         Ownership does not exceed 1%

(1)                                  Disclosure is made in reliance upon a statement on Schedule 13D filed with the Securities and Exchange Commission on February 24, 2006.

(2)                                  Disclosure is made in reliance upon a statement on Schedule 13G filed with the Securities and Exchange Commission on February 6, 2006.

(3)                                  Includes 15,000 shares held in trust.

(4)                                  The number of shares shown in the table with respect to the following persons and group, includes the indicated number of shares which are issuable upon exercise of options exercisable, or restricted stock which would vest, within 60 days of March 31, 2006 (“currently exercisable options”):  Dr. Auerbach, 83,265 shares; Mr. Berce, 117,100 shares; Mr. English, 119,100  shares; Mr. Maudlin, 93,776 shares; Mr. Moufflet, 73,517 shares; Mr. Prior, 175,078 shares; Mr. McKinley, 76,704 shares; Mr. Axmacher, 125,495 shares; Mr. Walk 33,325 shares and all directors and current executive officers as a group, 1,701,758 shares.

CHANGES IN CONTROL

The Company has entered into a Plan of Reorganization dated February 6, 2006 which will result in a change in control of the Company. See “Item 1. Business – Planned Reorganization and Chapter 11 Bankruptcy Proceedings” above for more information.

Item 13. Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

In December 2001 and January 2002, in order to encourage the executive officers of the Company to increase their equity stake in the Company, the Board of Directors offered to accelerate the exercisability of certain options held by executive officers (provided that the underlying shares could not be sold until such time, if any, as the option would have become exercisable under its original terms) and to provide the directors and officers with loans to cover 80% of the aggregate exercise price of any options they elected to exercise. Under this program, in December 2001 Mr. Maudlin borrowed $133,683. In 2002, Dr. Auerbach borrowed $77,495, Mr. Prior borrowed $600,870, Mr. Mckinley borrowed $245,345 and Mr. Axmacher borrowed $103,795 to fund 80% of the exercise price of certain options. All of these loans bore interest at an annual rate of 2.46% and matured three years from the date of origination, provided that, to the extent that any of the shares acquired pursuant to the exercise of the related option were sold, the proceeds of that sale must be used to repay the principal and interest due on the loan. As of March 1, 2005, all of such loans had been repaid in full.

In connection with the acquisition by the Company of all of the outstanding stock of Critical Care Systems, Inc. in April 2004 (the “Acquisition”), the Company made certain purchase price payments to the stockholders of Critical Care Systems, Inc., and also paid a portion of the purchase price into an escrow account, to be released to the such stockholders, subject to certain net working capital purchase price adjustment and indemnification obligations of such stockholders, all pursuant to the Stock Purchase Agreement entered into among the Company, Critical Care Systems, Inc. and such stockholders. Mr. McConnell and Mr. Vollmer were stockholders of Critical Care Systems, Inc. and Mr. Walk held an interest in Inland Solutions LLC, which was also a stockholder of Critical Care Systems, Inc. In connection with the closing of the Acquisition, in April 2004 Mr. McConnell received $6,524,964.00, Mr. Vollmer received $284,323.00, and Mr. Walk received $698,554.00 as purchase price payments. In connection with the release of the net working capital purchase price adjustment escrow, in or about August 2004 Mr. McConnell received $223,483.02, Mr. Walk received $32,459.54 and Mr. Vollmer received $13,211.56. In addition, in November 2005 Mr. McConnell received an additional $708,105, Mr. Vollmer received an additional $40,676.00, and Mr. Walk received an additional $102,848, representing their respective portions of the purchase price payments put into escrow, subject to certain indemnification obligations.

Item 14. Principal Accounting Fees and Services

Ernst & Young LLP, an independent registered public accounting firm, served as independent auditors for the Company for the fiscal year ending December 31, 2005. Ernst & Young LLP has served as the Company’s independent auditors since September 1986.

	2005 Fees	2004 Fees
Audit Fees (1)
Aggregate Audit Fees	$1,083,280	$873,000
Audit-Related Fees (2)
Total Audit-Related Fees	$—	$179,500
Tax Fees (3)
Aggregate Tax Fees	$—	$7,000
All Other Fees
Aggregate Other Fees	$—	$—
Total Fees	$1,083,280	$1,059,000

(1)          Included fees and expenses related to the fiscal year audit of the Company’s annual financial statements, reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q and other services provided in connection with other SEC filings, including comfort letters, consents and comment letters. In 2004, audit services also included the audit of the Company’s internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

(2)          Included fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of the Company’s financial statements and are not reported under “Audit Fees”. These services included employee benefit plan audits and due diligence and accounting consultations in connection with acquisitions.

(3)          Included fees incurred for professional services for tax compliance, tax advice and tax planning.

Pre-Approval Policies

All services provided by our independent auditor, Ernst & Young LLP, are subject to pre-approval by our Audit Committee. The Audit Committee may authorize the Chair of the Committee or any of the Committee’s individual members to approve services by Ernst & Young LLP to ensure prompt handling of pre-approval matters. The Chair then reports action taken at the next Audit Committee meeting. In seeking pre-approval from the Audit Committee, the Chief Financial Officer and the independent auditor must jointly submit to the Audit Committee for its review and approval, in advance of the performance of the services to be provided by the independent auditor, a schedule of audit, audit-related, tax and all other non-audit services proposed to be provided by the independent auditor. Such schedule must list the services to be provided and the amount of fees proposed to be approved relating to such services. The Audit Committee considers the overall relationship of fees for audit and non-audit services in determining whether to approve such services. One-hundred percent (100%) of the non-audit services performed in 2004 were approved by the Audit Committee. There were no non-audit services performed by our independent auditor in 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Note: Item 15 in the Original Filing is unchanged except for the filing of additional certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)                                 Exhibits.

The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2006	CURATIVE HEALTH SERVICES, INC.

	By:	/s/ Thomas Axmacher
Thomas Axmacher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002