Form 10-Q
period 2006-03-31
CURATIVE HEALTH SERVICES INC
filed 2006-05-22
CIK 1238631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

☐  Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐      No ☒

As of May 10, 2006, there were 13,043,967 shares of the Registrant’s Common Stock, $.01 par value, outstanding.

Part I                                         Financial Information

Item 1.                                   Financial Statements

Curative Health Services, Inc. and Subsidiaries
(Debtors-in-Possession as of March 27, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
Revenues:
Products	$59,566	$52,562
Services	7,477	6,768
Total revenues	67,043	59,330

Costs and operating expenses:
Cost of product sales	50,228	43,550
Cost of services	3,318	3,048
Selling, general and administrative	13,834	11,422
Total costs and operating expenses	67,380	58,020

(Loss) income from continuing operations	(337)	1,310

Interest income	36	32
Interest expense	(6,194)	(5,826)
Other	—	(2,006)

(Loss) from continuing operations before reorganization expenses and income tax benefit	(6,495)	(6,490)

Reorganization expenses	12,490	—

Loss from continuing operations before income taxes	(18,985)	(6,490)
Income tax provision (benefit)	75	(2,142)

Net loss from continuing operations	(19,060)	(4,348)

Discontinued operations:
(Loss) income from discontinued operations	(324)	1,466
Income taxes	—	482
(Loss) income from discontinued operations	(324)	984

Net (loss)	$(19,384)	$(3,364)

Net (loss) income per share: (1):
(Loss) from continuing operations	$(1.46)	$(0.34)
(Loss) income from discontinued operations	(0.03)	0.08
Net (loss) per common share, basic and diluted	$(1.49)	$(0.26)

Weighted average common shares, basic and diluted	13,043	12,968

(1)               See Note 6 for net loss per share calculation.

See accompanying notes

Curative Health Services, Inc. and Subsidiaries
(Debtors-in-Possession as of March 27, 2006)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$698	$1,099
Accounts receivable, net	63,157	66,487
Inventories	11,618	10,495
Prepaids and other current assets	3,205	3,529
Deferred financing fees	1,454	9,913
Federal income tax refund receivable	—	756
Deferred income tax assets	4,097	5,860
Current assets of discontinued operations	734	2,278
Total current assets	84,963	100,417

Property and equipment, net	9,587	11,934
Intangibles subject to amortization, net	18,182	18,548
Intangibles not subject to amortization	1,440	1,440
Goodwill	36,387	36,387
Other assets	362	367
Non-current assets of discontinued operations	159	195
Total assets	$151,080	$169,288

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities Not Subject to Compromise
Current liabilities:
Accounts payable	$9,112	$13,133
Accrued expenses and other current liabilities	17,293	29,879
Debt in default and other obligation	26,681	213,245
Current liabilities of discontinued operations	356	1,035
Total current liabilities	53,442	257,292

Deferred income taxes	4,097	5,860
Other long-term liabilities	77	74
Non-current liabilities of discontinued operations	—	395
Total long-term liabilities	4,174	6,329

Liabilities subject to compromise	206,436	—

Stockholders’ deficit:
Common stock	129	129
Additional paid in capital	120,770	120,293
Accumulated deficit	(232,263)	(212,879)
Deferred compensation	(1,608)	(1,876)
Total stockholders’ deficit	(112,972)	(94,333)

Total liabilities and stockholders’ deficit	$151,080	$169,288

See accompanying notes

Curative Health Services, Inc. and Subsidiaries
(Debtors-in-Possession as of March 27, 2006)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES:
Net loss from continuing operations	$(19,060)	$(4,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,284	1,513
Provision for doubtful accounts	1,799	756
Stock based compensation	745	331
Change in fair value of interest rate swap	—	2,006
Deferred income taxes	—	(665)
Amortization of deferred financing fees	495	486
Changes in operating assets and liabilities, net of effects from Specialty Infusion acquisitions:
Accounts receivable	1,531	(2,966)
Inventories	(1,123)	3,624
Swap interest receivable	—	(158)
Prepaids and other	1,074	2,691
Accounts payable and accrued expenses	2,750	585
Net cash (used in) provided by continuing operating activities	(10,505)	3,855
Non-cash reorganization costs	8,413	—
Net cash provided by (used in) discontinued operations	746	(1,039)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITES	(1,346)	2,816

INVESTING ACTIVITIES:
Purchases of property and equipment	(375)	(1,624)
Disposal of property and equipment and other	1,810	460
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,435	(1,164)

FINANCING ACTIVITIES:
Payment financing fees	(450)	—
Borrowing from credit facilities, net	335	(3,003)
Proceeds from repayment of note receivable - stockholders	—	1,474
Repayment of notes payable	(375)	(218)
NET CASH (USED IN) FINANCING ACTIVITIES	(490)	(1,747)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(401)	(95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,099	1,176
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$698	$1,081

See accompanying notes

Curative Health Services, Inc. and Subsidiaries

(Debtors-in-Possession as of March 27, 2006)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                        Basis of Presentation

The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments except as described below related to Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and in Notes 2 and 3) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2005 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

On March 27, 2006, Curative and each of its direct and indirect subsidiaries (collectively the “Debtors”) filed voluntary petitions under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) as further described below. As a result of the Debtors entering into Chapter 11 proceedings, the Company’s unaudited condensed consolidated financial statements for the quarter ended March 31, 2006 have been prepared in accordance with AICPA Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and will continue to apply generally accepted accounting principles as a going concern which assumes the realization of assets and the payment of liabilities in the ordinary course of business.

SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the Company’s unaudited Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise (which are more specifically detailed in Note 3 and that revenues, expenses, interest income, realized gains and losses, and provisions for losses directly resulting from the reorganization of the Debtors’ be reported separately as reorganization cost, except those revenues and expenses required to be reported as discontinued operations, in the unaudited Condensed Consolidated Statements of Operations.

As debtors-in-possession, the Debtors, subject to any required court approval, may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts, and other unexpired executory pre-petition contracts. Management cannot presently determine with certainty the ultimate aggregate liability that will result from the filing and settlement of claims related to any rejected contracts, and as a result, no allowance has been recorded for these items. However, lease termination costs related to the Company’s 2003 consolidation of pharmacy operations, 2004 Corporate headquarter consolidation and 2005 discontinued operations totaling $0.8 million have been reclassified as Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet as of March 31, 2006. The above leases have been rejected in the Chapter 11 cases.

For the quarter ended March 31, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R) (See Note 4).

Planned Reorganization and Chapter 11 Bankruptcy Proceedings

The Company has incurred significant losses over the past two years. The Company hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In October 2005, the Company commenced discussions with an ad hoc committee representing holders of approximately 80% of the $185.0 million aggregate principal amount of the Company’s 10.75% Senior Subordinated Notes (“Notes” or “Senior Notes”) due 2011 regarding a possible restructuring of the Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Notes on November 1, 2005 and, instead, elected to use the 30-day grace period under the Note agreement. In the absence of significantly improved operating cash flow, a restructuring of the Notes or some other event that improves liquidity, the Company did not expect to be able to service its debt obligations coming due in fiscal 2006.

As noted above, on March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company filed its Chapter 11 Cases to implement and effect a Plan of Reorganization (the “Plan”) further described below. Prior to commencement of the Chapter 11 Cases, Curative solicited votes to accept or reject the Plan from the holders of the Notes issued by the Company and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan, which is described in more detail under Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005 under the caption, “Planned Reorganization and Chapter 11 Bankruptcy Proceedings,” will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the New Curative Common Stock. Holders of existing shares of Old Curative Common Stock and options will not receive any distributions under the Plan and all shares of Old Curative Common Stock and options will be extinguished.

In connection with the reorganization to be effected by the Plan, the Company intends to deregister its existing securities under the Securities Exchange Act of 1934, and become a “private company” upon its emergence from Chapter 11.

Under the Plan, each holder of an undisputed general unsecured claim against the Company (other than those against the Company’s subsidiaries, Apex Therapeutic Care, Inc. and eBioCare.com Inc.) will receive a promissory note in a face amount equal to approximately 56% of its respective claim. Each holder of an undisputed general unsecured claim against each of Apex and eBioCare will receive a promissory note in a face amount equal to approximately 5.2% of its respective claim. Prior to the commencement of the Chapter 11 Cases, each holder of a general unsecured claim against each of the Curative Debtors, Apex and eBioCare had the option in lieu of receiving a promissory note to elect to receive a cash payment in an amount equal to 50% of the face amount of its respective promissory note. Substantially all of the holders of unsecured claims against each of the Curative Debtors, Apex and eBiocare elected to receive a promissory note. In accordance with certain orders entered by the Bankruptcy Court and the Plan, certain general unsecured claims will be unimpaired and paid in full. Secured claims against the Company (other than the claims relating to the Company’s credit facility with GE Capital Corporation in effect prior to commencement of the Chapter 11 Cases (the “Pre-Petition Credit Facility”) will be unimpaired.

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

Significant Decrease in Blood-Product Reimbursement

On April 23, 2004, the Company acquired Critical Care Systems (“CCS”), a leading national provider of specialty infusion pharmaceuticals and related services for a purchase price of $154.2 million, including working capital adjustments of approximately $4.1 million. The acquisition of CCS was financed with a portion of the proceeds obtained from the issuance of the Senior Notes and additional borrowings. See Note 11 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

At the time of the CCS acquisition, a significant portion of the Company’s business involved the sale of blood-clotting products by the Company to hemophilia patients who are beneficiaries of Medi-Cal program or other state funded programs for hemophilia patients. These blood products were dispensed directly to patients or through the Company’s relationships with third party pharmacies.

In May 2004, California announced that, effective June 1, 2004, California modified its reimbursement methodology for blood-clotting products to Average Selling Price (ASP) (as provided by the manufacturer) plus 20%. This change in California’s reimbursement methodology amounted to an approximate 30-40% reduction from the acquisition cost plus 1% methodology previously in effect. The implementation of this reduction in reimbursement from Medi-Cal, and changes in regulations governing such reimbursement, significantly impacted the Company’s revenues and related profitability from the sale of blood-clotting products.

In addition to the 30%-40% decrease in revenue for blood-clotting products generated from Medi-Cal reimbursement, in November 2004, the federal government announced that, effective January 1, 2005, it would modify its reimbursement methodology for blood-clotting products in a manner which would negatively affect the Company’s revenues. Prior to January 1, 2005, Curative was able to seek reimbursement from Medicare for blood-clotting products at a rate of 95% of the Average Wholesale Price (AWP). Effective January 1, 2005, Medicare reimbursed for blood-clotting products at a rate of ASP plus 6% plus a $0.14 per unit dispensing fee.

Underperforming Branch Expansion

The Company’s overall growth strategy, and its approach to offsetting the decreased revenue resulting from the change in Medi-Cal reimbursement methodology described above, included the opening of 13 new branches throughout the United States since June 2004. The Company projected that these new branches would quickly enter into the necessary service contracts and other business and patient relationships in the short-term and begin generating positive revenue consistent with historical results. However, for various reasons, including slower than anticipated managed care contract signings, certain of these branches have not matured as quickly as planned and have not generated anticipated revenues.

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

On October 21, 2005, six hemophilia service representatives resigned. The Company estimates that the patients serviced by these employees represented approximately $25.0 million of revenue annually. While it is not certain that the Company will lose the full $25.0 million of revenue, it is likely that it will experience a significant decrease in revenue as a result of these resignations. The Company may experience the loss of other hemophilia services representatives in the future which could adversely affect its business and prospects.

Additional Factor Affecting the Company’s Liquidity

In addition to the factors adversely affecting the Company’s revenue generation described above, its future liquidity may also be affected by the following additional factor:

•                  The Pharmacy Claims. Two of the Company’s subsidiaries Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California (“DHS”) related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billings for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While the liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. Moreover, any liability of Apex or eBioCare resulting from these claims will be compromised under the Plan if the Plan is implemented without modification. As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of March 31, 2006.

Debtor-In-Possession Financing

The Company had approximately $213.2 million in outstanding debt as of March 31, 2006, including $185.0 million aggregate principal amount of 10.75% senior notes due 2011 (the “Notes”) and approximately $26.7 million outstanding under its $40 million secured revolving credit facility with General Electric Capital Corporation (“GE Capital”). On April 5, 2006 the Company entered into a $45 million secured debtor-in-possession (“DIP”) revolving credit facility with GE Capital. The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Pre-Petition Credit Facility on April 5, 2006. Pursuant to a Forbearance Agreement dated December 1, 2005, GE Capital had agreed to forbear from exercising remedies related to the cross-default under the Pre-petition Credit Facility arising from failure by the Company to pay interest on the Notes as described below. Pursuant to the terms of the Forbearance Agreement and the DIP Financing, GE Capital also agreed to waive approximately $1.2 million in early termination penalties (the “Prepayment Penalty Amounts”) and $0.2 million in default interest (defined in the Forbearance Agreement as the “PIK interest”) that were otherwise payable under the Pre-petition Credit Facility. The waiver of such amounts is subject to the condition that GE Capital continue as a lender for the Company’s exit financing upon emergence from the Chapter 11 Cases. The Company has recorded as of December 31, 2005 the Prepayment Penalty Amounts and the PIK interest as current liabilities in the accompanying financial statements (See also notes contained in the Company’s Annual Report on Form 10-K).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2.                        Reorganization Expenses

Reorganization expenses represent amounts incurred by the Company as a result of the Chapter 11 bankruptcy proceedings and are presented separately in the Condensed Consolidated Statement of Operations in accordance with SOP 90-7. The Company recorded costs of professionals of $4.1 million related to the Chapter 11 bankruptcy proceeding and charges of $8.4 million associated with the write-off of the deferred financing costs related to its Senior Subordinated debt. Senior Subordinated debt is included in liabilities subject to compromise in the Condensed Consolidated Balance Sheet.

Note 3.                        Liabilities Subject to Compromise

As a result of the Chapter 11 filings, certain pre-petition indebtedness of the Debtors is subject to compromise or other treatment under the Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of the pre-petition liabilities are stayed. These claims are reflected in the March 31, 2006 unaudited

Condensed Consolidated Balance Sheet as “Liabilities Subject to Compromise”. Pre-petition claims secured by the Debtors’ assets are also stayed, although the holders of such claims have the right to move the Court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Debtors’ pre-petition credit facility) are secured by a substantial portion of the Company’s accounts receivable and inventories. These secured claims have not been reflected as “Liabilities Subject to Compromise”. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Court, the Court approved the Debtors’ motions to pay certain pre-petition obligations essential for the ongoing operation of the Debtors’ business. Such Petition obligations include, for example, employee wages, benefits and reimbursements, all of which were approved for payment as a part of first day orders and have not been reflected as “Liabilities Subject to Compromise”. The Debtors have been and intend to continue to pay undisputed post-petition claims of all vendors and suppliers in the ordinary course of business.

As of March 31, 2006, the Liabilities Subject to Compromise include the following:

Senior subordinated notes	$185,000
Accrued interest	18,064
Convertible note	1,524
Accounts payable - trade	663
Employee accrued severance	419
Lease terminations	766
$206,436

Note 4.                        Share- Based Compensation Plans

The Company has two share-based compensation plans for employees and non-employee directors, which authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans (see Note 15 to the Company’s Consolidated Financial Statements included in the 2005 Form 10-K). The plans authorize granting up to 8,394,595 shares of the Company’s common stock at the market value at the date of such grants. At March 31, 2006, 1,716,366 shares were reserved for future issuance, excluding shares reserved for options outstanding. Stock options granted under these plans are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest at 33.33% after year one and 8.33% per quarter thereafter and expire ten years from the date of grant. Upon the confirmation of the Company’s Plan of Reorganization (see Note 1), all of the Company’s outstanding stock options and plans will be cancelled. The Company has assumed that the Plan of Reorganization will be confirmed and the Company’s outstanding stock options and restricted stock units will be cancelled by the end of the second quarter 2006.

Prior to January 1, 2006, the Company accounted for its stock based compensation under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations because the Company believed the alternate fair value accounting provided for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” required the use of option valuation models that were not developed for use in valuing stock options. In accordance with APB Opinion No. 25, no stock-based compensation cost was reflected in the Company’s prior year operating results for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

Had the Company used the fair value based accounting method for stock compensation expense prescribed by SFAS No. 123 for the first quarter ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Quarter Ended March 31, 2005

Net loss – as reported	$(3,364)
Deduct: Total stock-based employee compensation included in reported net loss, net of related tax effects	288

Add: Total stock-based compensation expense determined under Fair-value based method for all awards, net of related tax effects	(1,186)

Pro forma, net loss	$(4,262)

Net loss per share (1):
Basic and Diluted – as reported	$(0.26)
Basic and Diluted – pro forma	$(0.33)

(1)  See Note 6 for the net loss per share calculation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Under this method, compensation cost in the first quarter of 2006 includes the portion vesting in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based payments granted subsequent to December 31, 2005, if any based on the grant date fair value estimated using the Black-Scholes option-pricing model. Before adoption of SFAS No. 123R, pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31, 2005

Dividend yield	0.0%
Expected Volatility	73.7%
Risk-free interest rate	3.99%
Expected lives (in years)	4.0

Under the Black-Scholes option-pricing model, the Company estimated volatility using only its historical share price performance over the expected life of the option. Results of prior periods do not reflect any restated amounts and the Company had no cumulative effect adjustment upon adoption of SFAS No. 123R under the modified prospective method. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The adoption of SFAS No. 123R increased the Company’s first quarter 2006 reported loss from continuing operations and net loss from continuing operations by $0.5 million, and reported basic and diluted net loss per share by $(0.04) per share. The expense, before income tax effect, is included in selling, general and administrative expense. There were no options exercised or cash received that affected the cash flow operating or financing activities. The Company’s adoption of SFAS No. 123R did not affect income from continuing operations, loss from continuing operations before income taxes, net loss, cash flow from operations, cash flow from financing activities, basic and diluted net loss per share in the comparable first quarter of 2005.

Compensation cost for share-based payment arrangements recognized in selling, general and administrative expenses for the first quarter of 2006 was $0.5 million for stock options and $0.3 million for restricted stock. There were no options exercised during the first quarter of 2006.

No stock option grants were awarded in the first quarter of 2006. A summary of the Company’s stock option activity as of March 31, 2006, and changes during the first quarter of 2006 is presented in the following table:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,512,945	$10.80
Granted	0	N/A
Exercised	0	N/A
Forfeited/Expired	(66,023)	$8.77
Outstanding at March 31, 2006	2,446,922	$10.85
Exercisable at March 31, 2006	1,845,945	$12.13

A summary of the Company’s nonvested stock option activity as of March 31, 2006, and changes during the first quarter of 2006 is presented in the following table:

	Shares	Weighted Average Exercise Price

Nonvested at January 1, 2006	836,616	$6.71
Granted	0	N/A
Vested	(197,804)	$6.35
Forfeited/Expired	(37,835)	$5.08
Nonvested at March 31, 2006	600,977	$6.93

As of March 31, 2006, there was $0.2 million of total unrecognized compensation cost related to unvested option plans that are expected to be recognized over a weighted-average period of 3 months.

Restricted stock grants consist of the Company’s common stock and generally vest over 3 years. The fair value of each restricted stock grant is equal to the market price of the Company’s stock at the date of grant.

No restricted stock was awarded in the first quarter of 2006. A summary of the Company’s restricted stock activity during the first quarter of 2006 is presented in the following table:

Restricted Stock Units	Units	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2006	171,987	$8.56
Granted	0	N/A
Vested	(38,118)	$7.05
Forfeited	(0)	N/A
Nonvested at March 31, 2006	133,869	$8.99

As of March 31, 2006, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock units that are expected to be recognized over a weighted-average period of 3 months.

During the first quarter of 2006, there was no cash received or restricted stock awards exercised or tax benefit realized.

Note 5.                        Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year classifications.

Note 6.                        Net Loss per Share

Net loss per share, basic, is computed by dividing the net loss by the weighted average number of shares outstanding. Net loss per share, diluted, is computed by dividing net loss by the weighted average number of shares outstanding plus dilutive share equivalents. Basic shares were used to calculate net loss per share, diluted, for the three months ended March 31, 2006 and 2005, as including the effects of stock options and convertible notes would have an anti-dilutive effect on net loss per share.

Note 7.                        Discontinued Operations

On December 2, 2005, the Company sold certain assets related to its specialty injectable and oral medications business (the “Business”), including Synagis® (collectively, the “Assets Sold”) to ProCare Pharmacy, Inc. and ProCare Pharmacy Direct, Inc. (collectively, “ProCare”) for a total consideration of $1.75 million.

In connection with the sale, the Company closed five specialty pharmacy branches that resulted in charges totaling $2.6 million which the Company recorded in the fourth quarter of 2005. During the first quarter of 2006, the Company recorded an additional charge of $0.3 million related to additional bad debt reserves on accounts receivable associated with this business that were not sold. The results of the discontinued operations are classified as such in a separate component of (loss) income on the accompanying Condensed Consolidated Statements of Operations.

The following table summarizes the results for the first quarter 2005 for discontinued operations and continuing operations:

	Discontinued Operations	Continuing Operations
Revenues	$27,413	$59,330
Net income (loss)	$984	$(4,348)
Net income (loss) per share, basic and diluted	$0.08	$(0.34)

Note 8.                        Segment Information

The Company evaluates segment performance based on (loss) income from operations. For the three months ended March 31, 2006, management estimated that corporate general and administrative expenses allocated to the reportable segments were 64% for Specialty Infusion and 36% for Wound Care Management, except for charges totaling $2.1 million specifically related to only Specialty Infusion. For the three months ended March 31, 2005, management estimated that corporate general and administrative expenses allocated to the reportable segments were 63% for Specialty Infusion and 37% for Wound Care Management. Intercompany transactions were eliminated to arrive at consolidated totals.

The following tables present the results of operations and total assets of the reportable segments of the Company at and for the three months ended March 31 (in thousands):

	At and for the Three Months Ended March 31, 2006
	Specialty Infusion	Wound Care Management	Totals
Revenues	$59,566	$7,477	$67,043
Income (loss) from continuing operations	$(1,650)	$1,313	$(337)
Total assets	$137,283	$13,797	$151,080

	At and for the Three Months Ended March 31, 2005
	Specialty Infusion (1)	Wound Care Management	Totals (1)
Revenues	$52,562	$6,768	$59,330
Income from continuing operations	$211	$1,099	$1,310
Total assets	$250,995	$16,560	$267,555

(1) The results of operations shown above exclude amounts from discontinued operations.

Note 9.                        Goodwill and Intangible Assets

As more fully described in the Company’s Annual Report on form 10-K, during the third quarter of 2005, the Company conducted its impairment test related to the carrying values of goodwill and other intangible assets, attributed entirely to the Specialty Infusion business unit, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. Based on the results of this evaluation, the Company recorded non-cash impairment charges of $78.5 million in goodwill and $0.2 million in other intangible assets related to the Specialty Infusion business unit as of September 30, 2005. The total charge of $78.7 resulted primarily from changes in the economics of the Specialty Infusion business unit. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flow analysis for the reporting unit. The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. The Company continues to monitor its goodwill and intangibles for impairment indicators which include, among others, the Company’s performance versus its forecast, changes in contracts or reimbursement by payors and critical personnel departures and has not identified further indicators of impairment during the first quarter 2006.

Note 10.                 Employee and Facility Termination Costs

The Company adheres to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities and requires that such liabilities be recognized when incurred.

In 2003, the Company consolidated its pharmacy operations in California which resulted in the termination of a total of 25 employees and the abandonment of a leased facility. In the fourth quarter of 2004, the Company recorded severance charges for the consolidation of its corporate headquarters and corporate functions related to the termination of 19 employees and facility termination costs. The aforementioned activities resulted in accrued amounts that are included in the beginning balance of the three month period ended March 31, 2005. During 2005, the Company recorded costs related to its headquarters consolidation of approximately $2.0 million of which $0.03 was recorded as of March 31, 2005. The consolidation was completed as of September 30, 2005.

The following provides a reconciliation of the related accrued costs associated with the pharmacy consolidation and headquarters consolidation, which are included in Selling, General and Administrative expenses in the accompanying condensed consolidated financial statements, at and for the three months ended March 31, (in thousands):

	At and for the Three Months Ended March 31, 2006
	Beginning Balance	Costs Charged to Expense	Costs Paid or Otherwise Settled	Ending Balance
Employee termination costs	$45	$—	$45	$—
Facility termination costs	276	—	73	203
	$321	$—	$118	$203

	At and for the Three Months Ended March 31, 2005
	Beginning Balance	Costs Charged to Expense	Costs Paid or Otherwise Settled	Ending Balance
Employee termination costs	$666	$3	$412	$257
Facility termination costs	660	—	88	572
	$1,326	$3	$500	$829

Note 11.                 Derivative Instruments, Hedging Activities and Debt

In April 2004 and in conjunction with the Company’s issuance of the Notes, which bear interest at 10.75%, payable semi-annually, the Company entered into a $90.0 million notional amount interest rate swap agreement. This agreement was used by the Company to reduce interest expense and modify exposure to interest rate risk by converting its fixed rate debt to a floating rate liability. Under the agreement, the Company received, on the portion of the senior subordinated notes hedged, 10.75% fixed rate amounts in exchange for floating interest rate (the 6-month London Interbank Offered Rate (“LIBOR”) rate plus a premium) payments over the life of the agreement without an exchange of the underlying principal amount.

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

In June 2005, the Company exercised its right to terminate its interest rate swap agreement and, as a result, the Company paid $0.5 million in fair market value to National City Bank in June of 2005. The swap was scheduled to mature on May 2, 2011. No early termination penalties were incurred by the Company.

On April 5, 2006, the Bankruptcy Court entered an interim order, which was approved on a final basis on April 17, 2006, authorizing the Company to enter into a $45.0 million debtor-in-possession (DIP) credit facility agreement with GECC Capital Markets Group, Inc., as the lead arranger, General Electric Capital Corporation, as agent, and the lenders referred to therein (the “Credit Agreement “). The Credit Agreement is secured by all or substantially all of the Company’s and its subsidiaries’ assets and a pledge of the equity interests of each of the Company’s subsidiaries. The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Pre-petition Credit Facility and also will be used for general corporate purposes (including working capital) during the Chapter 11 Cases.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub-facility and up to $5.0 million as a swingline sub-facility ( i.e. , a short-term loan advance facility). As of May 15, 2006, the Company had outstanding borrowings of approximately $26.3 million under the secured revolving credit facility including $3.6 million of issued letters of credit.

The Company will pay all accrued interest on outstanding LIBOR loans on the last day of the applicable LIBOR period, provided in the case of any LIBOR period greater than three months in duration, interest shall be payable at three month intervals and on the last day of such LIBOR period. All accrued interest on outstanding revolving credit LIBOR loan advances bears interest at an annual rate equal to the LIBOR rate plus an additional amount based on the Company’s senior leverage ratio, which additional amounts may range from 3% to 3.5%. For outstanding base rate loans, the Company will pay all accrued interest on the first business day of each calendar quarter. All accrued interest on outstanding revolving credit base rate loans bears interest at an annual rate equal to the base rate plus an additional amount based on its senior leverage ratio, which additional amounts may range from 1.75% to 2.25% for the revolving credit base rate loans. Pursuant to the terms of the Credit Agreement, all commitments made under the DIP Facility terminate upon the earliest of: (i) 12 months from the filing of the Chapter 11 Cases, (ii) the effective date of the plan of reorganization, (iii) 15 days after the filing of the Chapter 11 Cases if an interim order approving the Credit Agreement has not been entered or (iv) 45 days after the filing of the Chapter 11 Cases if a final order approving the Credit Agreement has not been entered. The commitments made under the DIP Facility may be extended, subject to certain conditions, by six months, to a period of up to eighteen months. In no event will the commitments extend later than the effective date of the Plan.

In the Credit Agreement, the Company and its subsidiaries have made certain representations and warranties to lenders, and are subject to certain reporting requirements and financial and other covenants. The Credit Agreement restricts the Company’s and its subsidiaries’ ability to incur additional indebtedness or to permit any of its properties or assets to be encumbered by liens. The Credit Agreement also restricts the Company’s ability to make certain types of payments relating to its capital stock, including the declaration or payment of dividends. Consolidations, mergers, sales of assets and the creation of additional subsidiaries are also restricted, as is the Company’s ability to purchase assets and to make investments. The covenants also restrict transactions with the Company’s affiliates and require the Company to maintain certain levels with respect to its total leverage ratio, senior leverage ratio and fixed charge coverage ratio.

In connection with the Pre-petition Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement with GE Capital pursuant to which it agreed to forbear from exercising remedies related to the cross-default under the Pre-petition Credit Facility arising from failure by the Company to pay interest on the Notes.

Although all amounts outstanding under the Company’s Pre-petition Credit Facility were paid in full on April 5, 2006, the Forbearance Agreement remains in effect.

The Forbearance Agreement provides that interest on outstanding amounts due under the Pre-petition Credit Facility was to accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred. The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GE Capital has agreed to waive such additional interest due as long as GE Capital continues as a lender for the Company’s exit financing upon emergence from the Chapter 11 Cases. In addition, the Forbearance Agreement waives payment of an early termination fee under the Pre-petition Credit Facility that became due and payable of $1.2 million, subject to the same conditions as the PIK interest. The Company has recorded the Prepayment Penalty Amounts and the PIK interest as a current liability in the accompanying financial statements.

The Company’s debt and other obligations consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Senior subordinated notes	$185,000	$185,000
Revolving loan facility	26,681	26,346
Note payable-DOJ settlement	—	375
Convertible note used in purchase of Apex – in dispute	1,524	1,524
Total debt and other obligation	213,205	213,245
Less amounts due within one year	213,205	213,245
Total long-term liabilities	$—	$—

As of March 31, 2006, the Company’s Senior Subordinated Notes and Convertible Note used in purchase of Apex totaling $186,524 are reported on the accompanying Condensed Consolidated Balance Sheet as Liabilities Subject to Compromise (See Note 3 to the Condensed Consolidated Financial Statements).

Note 12.                 Income Taxes

The Company’s income tax provision for the quarter ended March 31, 2006 totals $75,000, resulting in an effective tax rate of approximately 0.4%. The provision relates to state income taxes. No federal provision or benefit has been recorded as the Company has significant net operating losses which have been fully reserved.

Note 13.                 Note Guarantees

On April 23, 2004, the Company issued Notes under an Indenture (the “Indenture”), among the Company, its subsidiaries and Wells Fargo Bank, National Association. The Notes are jointly and severally guaranteed by all of the Company’s existing and future restricted subsidiaries (“Restricted Subsidiaries”), as defined in the Indenture, on a full and unconditional basis, and no separate consideration will be received for the issuance of these guarantees. However, under certain circumstances, the Company may be permitted to designate any of its Restricted Subsidiaries as Unrestricted Subsidiaries.

Note 14.                 Legal Proceedings

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

On March 27, 2006, the Petition Date, the Company filed a Prepackaged Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are discussed in Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Chapter 11 proceedings were entered into in response to various issues that have negatively affected the Company’s liquidity and our ability to service our debt obligations (see Note 1).

Material pending legal proceedings, other than the Chapter 11 proceedings above and other than ordinary, routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2006, or subsequent thereto but before the filing of this report, are summarized below:

Apex Therapeutic Care Litigation

On October 26, 2005, the Company commenced litigation in the United States District Court for the Central District of California, entitled “Curative Health Services, Inc. vs. James H. Williams, et al.,” docket number EDCV 05-00992 SVW, against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking compensatory and punitive damages, the Company is disputing its obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders’ representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.6 million. This event is not expected to cause a default under, or acceleration of, any other obligations of the Company. On February 14, 2006, the Company filed an amended Complaint, bringing nine counts in total. Of those counts, one was dismissed, and on April 24, 2006, Defendants filed an Answer to the remaining eight counts in the amended Complaint. On April 24, 2006, Defendants also filed a counter-claim against the Company asserting a single count for breach of contract. Discovery in the matter is underway and a trial date has been set for September 26, 2006.

DHS Audit and Related Pharmacy Complaint

Two of the Company’s subsidiaries, Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services (“DHS”) of the State of California related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the loss may range from $0 to $39.3 million. Moreover, any liability of Apex or eBioCare resulting from these claims will be compromised under the Plan if the Plan is implemented without modification.

Park Pharmacy filed a complaint in the Superior Court of the state of California for the County of Los Angeles on March 24, 2006 styled as Park Compounding Pharmacy, Inc. v. Curative Health Services, Inc., Case No. 00349600 for breach of contract, indemnification, unjust enrichment, and declaratory relief arising from the Company’s alleged failure to indemnify Park Pharmacy for final audit amounts assessed by DHS on December 14, 2005. The complaint also includes a claim for rescission of all amounts paid to Curative under the third party pharmacy agreement between Apex Therapeutic Care, Inc., a subsidiary of Curative Health Services, Inc., and Park Pharmacy. This case is stayed in accordance with the automatic stay in effect under section 362 of the Bankruptcy Code during the pendancy of the Company’s Chapter 11 cases. The plaintiff’s claims are pre-petition claims that will be capped at 5.2% in accordance with the Company’s Plan of Reorganization if the Plan is consummated by the Company without modification. In addition, the Company will pursue all available defenses in the litigation filed by Park Pharmacy, and therefore at this time liability in this case is uncertain.

As the amount of potential exposure for these matters cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of March 31, 2006.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company had approximately $213.2 million in outstanding debt as of March 31, 2006, including the $185.0 million of Senior Notes and $26.7 million outstanding under it $40 million secured revolving credit facility with GE Capital, and incurred significant losses during 2005 and 2004. In August 2005, the Company announced it had formed a special committee and hired a financial advisor to assist it in evaluating the financial alternatives available given its significant debt and continuing losses. In October 2005, the Company commenced discussions with an Ad Hoc committee representing holders of approximately 80% of the aggregate principal amount of the Senior Notes regarding a possible restructuring of the Senior Notes. In connection with these discussions, the Company elected not to pay the interest payment due on the Senior Notes on November 1, 2005 and instead elected to use the 30-day grace period under the Senior Note indenture.

As described further in Note 1 of the Condensed Consolidated Financial Statements to this Quarterly Report on Form 10-Q, on March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Company filed its Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, the Company solicited votes to accept or reject the Plan from the holders of the Notes issued by the Company and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

The Plan was filed with the Bankruptcy Court on March 27, 2006. The Plan, which is described in more detail under Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the caption, “Planned Reorganization and Chapter 11 Bankruptcy Proceedings,” will, if confirmed and consummated, result in the cancellation and discharge of all claims relating to the Notes. Each Senior Noteholder will receive a cash payment of approximately 54.9% of its respective claim related to the Senior Notes, unless a Senior Noteholder was qualified to elect and did elect to receive its pro rata share of certain cash consideration provided in the Plan and the new Curative common stock. Holders of existing shares of old Curative common stock and options will not receive any distributions under the Plan and all shares of old Curative common stock and options will be extinguished.

In connection with the reorganization to be effected by the Plan, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934, and become a non-reporting private company upon its emergence from Chapter 11.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern (see Note 2 of Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10K).

THE COMPANY’S BUSINESS UNITS

Curative operates a Specialty Infusion business unit and a Wound Care Management business unit to deliver high-quality care and positive clinical outcomes for patients experiencing serious acute or chronic medical conditions.

Through its Specialty Infusion business unit, the Company provides intravenous and injectable biopharmaceutical and compounded pharmaceutical products and comprehensive infusion services to patients with chronic and critical disease states. All patient care is delivered through a national footprint of community-based branches. Each local branch has an experienced multidisciplinary team of pharmacists, nurses, reimbursement specialists and patient service representatives who comprehensively manage all aspects of a patient’s infusion and related support needs. In its Specialty Infusion operations, the Company purchases biopharmaceutical and other pharmaceutical products from suppliers and contracts with insurance companies and other payors to provide its services, which include coordination of patient care, 24-hour nursing and pharmacy availability, patient education and reimbursement billing and collection services. The Company’s Specialty Infusion revenues are derived primarily from fees paid by the payors under these contracts for the distribution of these biopharmaceutical and other pharmaceutical products and for the injection or infusion services provided. Additional revenues are acquired through biopharmaceutical and pharmaceutical product distribution and support services under contracts with retail pharmacies for which the Company receives related service fees. The products distributed and the injection or infusion therapies offered by Curative are used by patients with chronic or severe conditions such as hemophilia, immune system disorders, chronic or severe infections, nutritionally compromised and other severe conditions requiring nutritional support, cancer, rheumatoid arthritis, hepatitis C and multiple sclerosis. As of March 31, 2006, the Company had approximately 507 payor contracts and provided products or services in approximately 45 states.

The following provides approximate percentages of the Specialty Infusion business unit’s patient revenues for the three months ended March 31 and the year ended December 31:

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
Private Payors	62.0%	65.2%
Medicaid	18.4%	24.5%
Medicare	19.6%	10.3%

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

In the management model, Wound Care Management provides management and support services for a chronic wound care facility owned or leased by the hospital and staffed by employees of the hospital, and generally receives a fixed monthly management fee or a combination of a fixed monthly management fee and a variable case management fee. In the “under arrangement” model, Wound Care Management provides management and support services, as well as the clinical and administrative staff, for a chronic wound care facility owned or leased by the hospital, and generally receives fees based on the services provided to each patient. In both models, physicians remain independent. Wound Care Management offers assistance in recruiting and provides training in wound care to the physicians and staff associated with the Wound Care Center® programs. As of March 31, 2006, the Wound Care Center® network consisted of 108 outpatient clinics (103 operating and 5 contracted) located on or near campuses of acute care hospitals in approximately 30 states.

DISCONTINUED OPERATIONS

On December 2, 2005, the Company sold certain assets related to its specialty injectable and oral medications business (the “Business”), including Synagis® (collectively, the “Assets Sold”) to ProCare Pharmacy, Inc. and ProCare Pharmacy Direct, Inc. (collectively, “ProCare”) for a total consideration of $1.75 million.

In connection with the sale, the Company closed five specialty pharmacy branches that resulted in charges totaling $2.6 million which the Company recorded in the fourth quarter of 2005. During the first quarter of 2006, the Company recorded an additional charge of $0.3 million related to added bad debt reserves on accounts receivable associated with this business that were not sold. The results of the discontinued operations are classified as such in a separate component of (loss) income on the accompanying Condensed Consolidated Statements of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

Trade receivables

Considerable judgment is required in assessing the ultimate realization of receivables, including the current financial condition of the customer, age of the receivable and the relationship with the customer. The Company estimates its allowances for doubtful accounts using these factors. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company has reserves for bad debt based upon the total accounts receivable balance. Although the Company believes its reserve for accounts receivable at March 31, 2006 is reasonable, there can be no assurance that additional reserves will not be needed in the future. The recording of any such reserve may have a negative impact on the Company’s operating results.

The Company verifies benefits with third-party payors and obtains authorization prior to shipping products or rendering services and, as such, the Company does not have accounts receivable pending approval from third-party payors.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Inventories consist of high-cost biopharmaceutical and pharmaceutical products that, in many cases, require refrigeration or other special handling. As a result, inventories are subject to spoilage or shrinkage. On a quarterly basis, the Company performs a physical inventory and determines whether any shrinkage or spoilage adjustments are needed. Although the Company believes its inventories balance at March 31, 2006 is reasonably accurate, there can be no assurance that spoilage or shrinkage adjustments will not be needed in the future. The recording of any such reserve may have a negative impact on the Company’s operating results.

Deferred income taxes

The Company had approximately $32.5 million in deferred income tax assets at March 31, 2006 (approximately $5.8 million in current assets and $26.7 million in long-term assets) and approximately $4.1 million in deferred income tax liabilities. The Company has a full valuation allowance against its net deferred tax assets based on the uncertainty of recovery.

Goodwill and intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired. Intangible assets consist of separately identifiable intangibles, such as payor contracts, pharmacy and customer relationships and covenants not to compete. The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill and intangible assets with indefinite lives to not be amortized but rather to be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Due primarily to unfavorable changes in the economics of the Specialty Infusion business unit, the Company recorded non-cash impairment charges from continuing operations of $78.5 million in goodwill and $0.2 million in other intangible assets during the third quarter of 2005 (see Note 9 of Notes to Condensed Consolidated Financial Statements). The Company conducted an additional analysis as of December 31, 2005 and, based on those results, no further impairment was identified. The fair value of the Specialty Infusion business unit was estimated by performing a discounted cash flows analysis for the reporting unit. The Company continues to monitor its goodwill and intangibles for impairment indicators which include, among others, the Company’s performance versus its forecast, changes in contracts or reimbursement by payors and critical personnel departures and has not identified further indicators of impairment during the first quarter 2006.

KEY PERFORMANCE INDICATORS

The following provides a summary of some of the key performance indicators that may be used to assess the Company’s results of operations. These comparisons, which exclude amounts from discontinued operations (See Item 2 section entitled “Discontinued Operations”) are not necessarily indicative of future results (dollars in thousands).

	For the Three Months Ended March 31
	2006	2005	$ Change	% Change
Specialty Infusion revenues	$59,566	$52,562	$7,004	13%
Wound Care Management revenues	7,477	6,768	709	10%
Total revenues	$67,043	$59,330	$7,713	13%

Specialty Infusion revenues to total	89%	89%
Wound Care Management revenues to total	11%	11%
Total	100%	100%

Specialty Infusion gross margin	$9,338	$9,012	$326	4%
Wound Care Management gross margin	4,159	3,720	439	12%
Total gross margin	$13,497	$12,732	$765	6%

Specialty Infusion gross margin %	16%	17%
Wound Care Management gross margin %	56%	55%
Total gross margin %	20%	21%

Specialty Infusion SG&A	$5,709	$5,562	$147	3%
Wound Care Management SG&A	1,071	775	296	38%
Corporate SG&A	4,931	4,734	197	4%
Charges(1)	2,123	351	1,772	(505)%
Total SG&A	$13,834	$11,422	$2,412	21%

Operating margin (deficit)	$(337)	$1,310	$(1,647)	(126)%
Operating margin (deficit) %	(1)%	2%

(1)          The Company’s charges are discussed under Results of Operations - Selling, General and Administrative.

RESULTS OF OPERATIONS

Revenues. The Company’s revenues for the first quarter of 2006 increased $7.7 million, or 13%, to $67 million compared to $59.3 million for the first quarter of 2005.

Product revenues, attributed entirely to the Specialty Infusion business unit, increased $7.0 million or 13%, to $59.6 million in the first quarter of 2006 from $52.6 million in the first quarter of 2005. The increase in product revenues was primarily attributable to the operation of 46 Specialty Infusion Branches in the first quarter of 2006 compared to operations of 39 Specialty Infusion Branches in the first quarter of 2005. In the first quarter of 2006 the hemophilia revenue accounted for 37% of product revenues or $21.8 million compared to hemophilia revenues of $21.5 million in the first quarter of 2005 representing 41% of product revenues.

Service revenues, attributed entirely to the Wound Care Management business unit, increased $0.7 million, or 10% to $7.5 million in the first quarter of 2006 from $6.8 million in the first quarter of 2005. The increase in service revenue was primarily attributable to the operation of 103 Wound Care Management Programs in the first quarter of 2006 compared to 96 in the first quarter of 2005. In the first quarter of 2006, the Company opened 2 new Wound Care Management Programs and closed 2. Additionally, the Company signed one new Wound Care Management contract in the first quarter of 2006.

Cost of Product Sales. Cost of product sales, attributed entirely to the Specialty Infusion business unit, increased $6.7 million, or 15%, to $50.2 million in the first quarter of 2006 compared to $43.6 million in the first quarter 2005. The increase in cost of product sales was primarily attributable to the increase in product sales associated with the 7 additional Infusion Branches operating in 2006. As a percentage of product revenues, cost of product sales for the first quarter of 2006 was 84% compared to 83% for the same period in 2005. The increased percentage for 2006 was primarily attributable to the additional Infusion Branches and increased costs of IVIG products.

Cost of Services. Cost of Services, attributed entirely to the Wound Care Management business unit, increased $0.3 million, or 10%, to $3.3 million in the first quarter of 2006 from $3.0 million in the first quarter of 2005. The increase was primarily attributed to the operation of an additional 7 Wound Care Management Programs in the first quarter of 2006 compare to the 2005 period. As a percentage of service revenues, cost of services for the first quarter of 2006 was 44% compared to 45% for the same period in 2005.

Gross Margin. Gross margin increased $0.8 million, or 6%, to $13.5 million in the first quarter of 2006 from $12.7 million for the first quarter of 2005. Specialty Infusion’s gross margin increased to $9.3 million for the first quarter of 2006 from $9.0 million for the same period in 2005, an increase of $0.3 million, or 4%. As a percentage of its revenues, Specialty Infusion’s gross margin was 16% in the first quarter of 2006 as compared to 17% for the same period in 2005. The increase in gross margin dollars was due to the increase in product sales while the 1% decline in gross margin was due to the 7 additional infusion branches and increased product costs related to IVIG. Wound Care Management’s gross margin increased to $4.2 million in the first quarter of 2006 from $3.7 million in the same period of 2005, an increase of $0.5 million, or 14%. As a percentage of its revenues,

Wound Care Management’s gross margin was 56% in the first quarter of 2006 compared to 55% for the same period in 2005.

Selling, General and Administrative. Selling, general and administrative expenses increased by $2.4 million, or 21%, to $13.8 million for the first quarter of 2006 compared to $11.4 million for the first quarter of 2005 and consisted of $5.7 million related to the Specialty Infusion business unit, $1.1 million related to the Wound Care Management business unit, $4.9 million related to corporate services (including $0.5 million of stock compensation expense) and $2.1 million in charges, including $0.7 million related to litigation expenses, $1.2 million related to the write-off of costs related to an abandoned software project and $0.2 million of the write-off of capital costs associated with closing an infusion branch. All of these charges are related to the Company’s Specialty Infusion business.

The increase in selling, general and administrative expenses of $2.4 million was due primarily to the charges of $2.1 million and $0.5 million of stock compensation expense in the first quarter of 2006 compared to $0.4 million of charges in the first quarter of 2005. As a percentage of total revenues, selling general and administrative expenses were 20.6% compared to 19.3% in the first quarter of 2005.

Interest Expense. Net interest expense in the first quarter 2006 was $6.2 million compared to $5.8 million in the same period 2005. The increase of $0.4 is primarily due to accrued PIK interest and a higher borrowings on the revolver for the first quarter of 2006.

Other Expense. Other expense of $2.0 million in 2005, primarily represented the fair value adjustments of the Company’s interest rate swap agreement. The Company terminated the interest rate swap agreement in June of 2005 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Reorganization expense. During the first quarter of 2006 the Company recognized a net charge of $12.5 million associated with the Chapter 11 cases. Approximately $8.4 million of the charge related to the non-cash write-off of deferred financing fee related its senior subordinated notes and $4.1 for fees payable to professionals retained to assist with the filing of the Chapter 11 cases.

Net Loss. Loss from continuing operations in the first quarter 2006 was $19.1 million, or $1.46 per share, compared to a loss from continuing operations of $4.3 million, or $0.34 per share. The loss from continuing operations for first quarter 2006 was attributable to the Reorganization expenses of $12.5 million, charges of $2.1 million and stock compensation expense of $0.5 million.

The Company also recorded a loss from discontinued operations in first quarter 2006 of $0.3 million, or $0.03 per share, compared to an income from discontinued operations net of income taxes in first quarter 2005 of $1.0 million, or $0.08 per share. As a result, the Company had a total net loss in the first quarter of 2006 of $19.4 million, or $1.49 per share, compared to a total net loss in the first quarter 2005 of $3.4 million or $0.26.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital was $31.5 million at March 31, 2006 compared to a working capital deficit of $157.0 million at December 31, 2005. The improvement in working capital is the result of the Company classifying certain debt and other obligations from current liabilities to Liabilities Subject to Compromise. (See Note 3 to the Condensed Consolidated Financial Statements) offset by the Company’s net loss of $19.4 million recorded for the first quarter 2006. Total cash and cash equivalents at March 31, 2006 was $0.7 million. The ratio of current assets to current liabilities was 1.6 to 1 at March 31, 2006 and 0.39 to 1 at December 31, 2005.

Cash flows used in continuing operating activities for the first quarter of 2006 totaled $10.5 million,  primarily attributable to the net loss from continuing operations of $19.1 for the first quarter of 2006 and a $1.1 million increase in inventory, offset by depreciation and amortization of $1.3 million, bad debt provision of $1.8 million, increase in accounts payable and accrued expenses of $2.7 million, and decreases in accounts receivable, and prepaids and other of $1.5, million and $1.1 million respectively.

Cash flows provided by continuing investing activities totaled $1.4 million, attributable to $0.4 million in property and equipment purchases, net of $1.8 million in disposals.

Cash flows used in continuing financing activities totaled $0.5 million, attributable to $0.3 million in borrowings against credit facilities offset by $0.5 million in deferred financing costs and 0.4 million in repayments of notes payable.

At March 31, 2006, the Company experienced a net decrease in accounts receivable of $3.3 million. Days sales outstanding (“DSO”) was 85 days at March 31, 2006, as compared to 87 days at December 31, 2005. At March 31, 2006, DSO for the Specialty Infusion business unit was 89 days and for the Wound Care Management business unit, DSO was 51 days, compared to 91 days and 56 days, respectively, at December 31, 2005.

As of March 31, 2006, the Company’s debt and other obligation of $213.2 million included $185.0 million in Senior Notes, $26.7 million in borrowed funds from the Company’s commercial lender, and $1.5 million representing the convertible note used in connection with the purchase of Apex in February 2002. On October 26, 2005, the Company commenced litigation against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. Prior to commencement of the action, Curative notified the representative of the former stockholders indicating that it would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute (see Part II, Item 1, “Legal Proceedings”). The Company’s debt and other obligation were classified as current liabilities under generally accepted accounting principles as of December 31, 2005. As described in Note 3 to the Condensed Consolidated Financial Statements, the Company’s Senior Subordinated Notes and Convertible Note used in connection with the purchase of Apex have been classified as Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet.

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

As discussed above in Note 1 of this Quarterly Report on Form 10Q, on March 27, 2006, Curative and each of its direct and indirect subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company filed the Chapter 11 Cases to implement and effect the Plan. Prior to commencement of the Chapter 11 Cases, the Company solicited votes to accept or reject the Plan from the holders of the Senior Notes issued by Curative and the holders of known general unsecured claims against the Company as of February 6, 2006. Prior to the commencement of the Chapter 11 Cases, the Company received the requisite votes for the Plan to be confirmable under Section 1129 of the Bankruptcy Code.

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

On April 5, 2006, the Bankruptcy Court entered an interim order, which was approved on a final basis on April 17, 2006, authorizing the Company to enter into a $45.0 million debtor-in-possession credit facility agreement with GECC Capital Markets Group, Inc., as the lead arranger, General Electric Capital Corporation, as agent, and the lenders referred to therein (the “Credit Agreement “). The Credit Agreement is secured by all or substantially all of the Company’s and its subsidiaries’ assets and a pledge of the equity interests of each of the Company’s subsidiaries (the “ DIP Financing “). The proceeds of the DIP Financing were used to pay, in full, all amounts outstanding under the Company’s Pre-petition Credit Facility and also will be used for general corporate purposes (including working capital) during the Chapter 11 Cases.

The DIP Financing provides for a secured revolving credit facility of up to $45.0 million, of which the Company can use up to $7.5 million as a letter of credit sub-facility and up to $5.0 million as a swingline sub-facility ( i.e. , a short-term loan advance facility). As of May 15, 2006, the Company had outstanding borrowings of approximately $26.3 million under the secured revolving credit facility.

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

In connection with the Pre-petition Credit Facility, on December 1, 2005, the Company entered into a Forbearance Agreement with GE Capital pursuant to which it agreed to forbear from exercising remedies on account of the cross-default under the Pre-petition Credit Facility arising from failure by the Company to pay interest on the Notes.

The Forbearance Agreement provides that interest on outstanding amounts on the Pre-petition Credit Facility were to accrue at the default rate under the agreement, but paid at the rate in the agreement as if no event of default had occurred. The difference between interest accrued and interest paid, the “PIK” spread, becomes due and payable at the end of the forbearance period, provided however that GE Capital has agreed to waive such additional interest due as long as GE Capital continues as a lender for the Company’s exit financing upon emergence from the Bankruptcy Cases. In addition, the Forbearance Agreement waives payment of an early termination fee under the Pre-petition Credit Facility that became due and payable of $1.2 million, subject to the same conditions as the PIK interest. The Company has recorded the Prepayment Penalty Amounts and the PIK interest as a current liability in the accompanying financial statements.

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

SHARE-BASED COMPENSATION AND ADOPTION OF FAS 123R

The Company adopted FAS No. 123(R) on January 1, 2006 using the modified prospective method. (See Note 4 to the Condensed Consolidated Financial Statements). The adoption of SFAS No. 123(R) increased the Company’s first quarter 2006 reported net loss from continuing operations by $0.5 million. Prior to January 1, 2006, the Company accounted for its stock based compensation under the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issue to Employees,” and in accordance with APB No. 25, no stock-based compensation cost was reflected in the Company’s prior year results. Upon the confirmation of the Company’s Plan of Reorganization (see Note 1 to the Condensed consolidated Financial Statements), all of the Company’s outstanding stock options and plans will be cancelled. The Company has assumed that the Plan of Reorganization will be confirmed and the Company’s outstanding stock options will be cancelled by the end of the second quarter 2006. The compensation cost related to nonvested awards for the remaining life of three months is $0.2 million.

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

The following table provides information about the Company’s financial instruments at March 31 (dollars in millions):

	March 31, 2006		Outstanding Balances December 31,
	Balance	Fair Value	2006	2007	2008	2009	2010	There- after
Liability:
Long-term debt (Senior Notes)
Fixed rate ($US)(1)	$185.0	$101.8	$185.0	$—	$—	$—	$—	$—
Average interest rate(1)	10.75%	27.79%	10.75%
Long-term debt (Revolver)
Variable rate ($US)(2)	$26.7	$26.7	$26.7	$—	$—	$—	$—	$—
Average interest rate(2)	8.09%	8.09%	8.79%
Convertible note used in purchase of Apex Average interest rate(3)	$1.5 4.4%	$1.5 4.4%	$1.5 4.4%	$—	$—	$—	$—	$—

(1)          The Senior Notes mature in May of 2011 and bear interest at a fixed rate of 10.75%.

(2)          The average interest rates are based on the LIBOR forward yield curves at March 31, 2006 plus the applicable 3.5% premium. The senior secured revolving credit facility terminates on April 23, 2009. The LIBOR interest rate in effect at March 31, 2006 was the 30-day LIBOR rate of 4.59% plus 3.5%. On a monthly basis, a Base Rate of prime plus 2.25% is applied to the difference between the LIBOR period loan and the actual outstanding balance of the revolving facility. As of March 31, 2006, the prime rate in effect was 7.75%. In addition to the LIBOR and Base Rate interest rate, there is a monthly unused line fee of between 0.5% and 0.75% of the unused balance on the facility.

(3)          Average interest rates are contractual amounts. The Company is disputing this obligation (see Note 1)

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange”)) as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation and due to the material weakness discussed below which was remediated after the end of the period covered by this report, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

As previously reported in the Company’s Form 10-K for the year ended December 31, 2005, in connection with the preparation of this Form 10-K, the Company noted a deficiency in the effectiveness of its financial statement close process in three non-routine, judgmental areas relating to the allowance for doubtful accounts, certain accrued liabilities relating to the Company’s revolving credit facility and certain income tax accounts. As a result of this material weakness in the Company’s internal control, audit adjustments increasing the Company’s net loss for fiscal 2005 in the aggregate amount of $6.2 million were recorded by the Company.

In order to remediate the material weakness noted above, the Company revised its financial statement closing procedures in April 2006 to provide for broader review and discussion of such non-routine judgments involving, as appropriate, legal counsel, additional internal financial staff, and outside financial advisors. Based on these changes in the financial statement closing process, management of the Company believes that the Company’s disclosure controls and procedures are effective as of the date of filing of this report on Form 10-Q.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 27, 2006, the Petition Date,  Curative and it subsidiaries filed a Prepackaged Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The Chapter 11 proceedings are further discussed above and in Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Chapter 11 proceedings were entered into in response to various issues that have negatively affected our liquidity and our ability to service our debt obligations.

Material pending legal proceedings, other than the Chapter 11 proceedings above and other than ordinary, routine litigation incidental to the business, to which we became or were a party as of March 31, 2006 or subsequent thereto but before the filing of this report, are summarized below.

Apex Therapeutic Care Litigation

As previously disclosed, on October 26, 2005, the Company commenced litigation in the United States District Court for the Central District of California, entitled “Curative Health Services, Inc. vs. James H. Williams, et al.,” docket number EDCV 05-00992 SVW, against former stockholders of Apex alleging, among other things, that stockholders of Apex made material misrepresentations in connection with their sale of Apex stock to Curative in 2002. As part of the action, in addition to seeking compensatory and punitive damages, the Company is disputing its obligation to make further payments under an amended and restated promissory note, dated May 30, 2002, made in favor of the former stockholders in connection with the acquisition of Apex. Prior to commencement of the action, Curative sent a letter to the representative of the former stockholders indicating that Curative would not be making the installment payment due on September 30, 2005 or any further payments pending resolution of this dispute. The stockholders’ representative responded with a notice on October 18, 2005 declaring an event of default under the above-referenced note and an acceleration of payment of the outstanding principal balance under the note in the amount of approximately $1.6 million. This event is not expected to cause a default under, or acceleration of, any other obligations of the Company. On February 14, 2006, the Company filed an amended Complaint, bringing nine counts in total. Of those counts, one was dismissed, and on April 24, 2006, Defendants filed an Answer to the remaining eight counts in the amended Complaint. On April 24, 2006, Defendants also filed a counter-claim against the Company asserting a single count for breach of contract. Discovery in the matter is underway and a trial date has been set for September 26, 2006.

DHS Audit and Related Pharmacy Complaint

Two of the Company’s subsidiaries, Apex and eBioCare, might be subject to potential indemnification liabilities to three independent retail pharmacies that previously did business with Curative. The indemnification claims are in connection with an audit conducted by the Department of Health Services of the State of California related to the pharmacies’ medical billing for clotting factor supplied to the pharmacies by Apex and eBioCare, and the pharmacies’ medical billing for the anti-inhibitor product “FEIBA” supplied to the pharmacies by Apex and eBioCare. While liability with respect to these claims is uncertain at this time, Apex and eBioCare believe that some amount of monetary loss is reasonably possible if the pharmacies assert and prevail on indemnification claims. Apex and eBioCare estimate that the range of loss may be anywhere from $0 to $39.3 million. Moreover, any liability of Apex or eBioCare resulting from these claims will be compromised under the Plan if the Plan is implemented without modification.

Park Pharmacy filed a complaint in the Superior Court of the state of California for the County of Los Angeles on March 24, 2006 styled as Park Compounding Pharmacy, Inc. v. Curative Health Services, Inc., Case No. 00349600 for breach of contract, indemnification, unjust enrichment, and declaratory relief arising from the

Company’s alleged failure to indemnify Park Pharmacy for final audit amounts assessed by the California Department of Health Services (“DHS Audit”) on December 14, 2005. The complaint also includes a claim for rescission of all amounts paid to Curative under the third party pharmacy agreement between Apex Therapeutic Care, Inc., a subsidiary of Curative Health Services, Inc., and Park Pharmacy. This case is stayed in accordance with the automatic stay in effect under section 362 of the Bankruptcy Code during the pendancy of the Company’s Chapter 11 cases. The plaintiff’s claims are pre-petition claims that will be compromised at 5.2% in accordance with the Company’s Plan of Reorganization if the Plan is consummated by the Company without modification. In addition, the Company will pursue all available defenses in the litigation filed by Park Pharmacy, and therefore at this time liability in this case is uncertain.

As the amount of potential exposure cannot be estimated at this time, no related loss provision has been accrued in the consolidated financial statements as of March 31, 2006.

Item 1A. Risk Factors

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

In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which could have a material impact on our business, financial condition or results of operations. In addition, you should consider the risk factors set forth below in this section which include updated information concerning the risks facing Curative. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Certain Bankruptcy Considerations

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

Operating in bankruptcy imposes significant risks on our operations. We cannot predict when we will successfully emerge from bankruptcy.

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

For further information regarding the status of our Chapter 11 Cases, please see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

On February 6, 2006, the Company commenced the solicitation of votes to accept or reject the Prepackaged Joint Plan of Reorganization of the Company and its Subsidiaries, dated February 6, 2006 (the “Plan”) from the holders, as of February 8, 2006 of the Notes and other general unsecured claims against the Company and its subsidiaries as described in the Plan. See the Current Reports on Form 8-K filed by the Company on February 6, 2006 and March 27, 2006 for further information concerning this solicitation and its outcome.

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

4.3	Specimen of 144A Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.4	Specimen of Regulation S Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.5	Specimen of Guarantees (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed April 30, 2004)

4.6	Specimen of Registered Notes (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2004)

10.1

Amendment to Forbearance Agreement, entered into on December 28, 2005 and effective as of December 23, 2005, by and among Curative, the Subsidiaries, and GE Capital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 4, 2006).

10.2

Second Amendment to Plan Support Agreement, dated February 3, 2006, by and among Curative, its subsidiaries, and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 6, 2006)

10.3

Second Amendment to Forbearance Agreement, dated January 30, 2006, by and among Curative, its subsidiaries, and GE Capital (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 6, 2006)

10.4

Form of Election and Subscription Agreement, dated as of February 3, 2006, by and among the Company entered into with each of Barclays Bank PLC, BlackRock Financial Management, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and RCG Carpathia Master Fund, Ltd. (collectively the Subscription Parties) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed February 6, 2006), and the disclosure schedule attached thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2006)

10.5

Third Amendment to Forbearance Agreement, dated as of March 14, 2006, by and among Curative, its subsidiaries, and GE Capital (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 21, 2006)

10.6

Third Amendment to Plan Support Agreement, entered into on March 24, 2006 and effective as of March 15, 2006, by and among Curative, its subsidiaries, and the Supporting Noteholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 27, 2006)

10.7

Settlement and Separation Agreement of the Current Chief Financial Officer dated as March 22, 2006 (the separation agreement of the current Chief Financial Officer) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 27, 2006)

10.8

Debtor In Possession Credit Agreement, dated as of March 30, 2006 and effective as of April 5, 2006, by and among the Company, its subsidiaries, and GECC Capital Markets Group, Inc., as the lead arranger, General Electric Capital Corporation, as agent, and the lenders referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 10, 2006).

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

Date: May 22, 2006

CURATIVE HEALTH SERVICES, INC.
(Registrant)

	By:	/s/	Paul F. McConnell
Paul F. McConnell
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	John C. Prior
John C. Prior
Chief Financial Officer
(Principal Financial Officer)